Form 10QSB
period 1995-03-31
BAY COMMERCIAL SERVICES
filed 1995-05-12
CIK 707854

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1995

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the transition period from_________to____________

                        Commission File Number:  0-12231

                             BAY COMMERCIAL SERVICES
         (Exact name of small business issuer as specified in its charter)

         California                                           94-2760444
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                             1495 East 14th Street
                         San Leandro, California  94577
                    (Address of principal executive offices)

                                (510) 357-2265
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X       NO
   ---------    ---------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                                           Outstanding at
                                                                April 30, 1995

Common stock, no par value                                    1,080,220 shares

Transitional Small Business Disclosure Format

YES          NO  X
   --------     -------

FINANCIAL STATEMENTS

                          BAY COMMERCIAL SERVICES
             CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                                                 March 31,    December 31,
                                                                   1995          1994*
                                                                 ---------    ------------
                                                                      (000'S OMITTED)
                                ASSETS

Cash and due from banks........................................  $ 5,629      $ 5,476
Federal funds sold.............................................    8,000        2,530
                                                                 -------      -------
  Cash and cash equivalents....................................   13,629        8,006
Securities available for sale, stated at market value
  (amortized cost of $7,217 for 1995 and $11,399 for 1994).....    7,122       11,165
Securities held to maturity (market values of $14,214 for 1995;
   $14,146 for 1994)...........................................   14,646       14,823
Loans held for sale............................................    4,564        3,929
Loans..........................................................   48,171       47,637
  Allowance for loan losses....................................     (770)        (756)
                                                                 -------      -------
  Net loans....................................................   51,965       50,810
Premises and equipment, net....................................    2,243        2,286
Interest and fees receivable...................................      643          539
Other real estate owned........................................       60          854
Other assets...................................................      657          710
                                                                 -------      -------
  Total assets.................................................  $90,965      $89,193
                                                                 =======      =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand...................................  $25,192      $24,252
  Savings and interest-bearing demand..........................   27,954       28,593
  Time.........................................................   22,630       21,123
  Certificates of deposit, $100,000 and over...................    5,227        5,290
                                                                 -------      -------
  Total deposits...............................................   81,003       79,258
Securities sold under agreements to repurchase.................      957        1,036
Interest payable and other liabilities.........................      753          953
                                                                 -------      -------
  Total liabilities............................................   82,713       81,247
Commitments and contingent liabilities.........................        0            0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,080,220 in 1995 and
    1,079,985 in 1994 .........................................    3,696        3,695
  Retained earnings............................................    4,614        4,389
  Net unrealized loss on securities available for sale.........      (58)        (138)
                                                                 -------      -------
  Total shareholders' equity...................................    8,252        7,946
                                                                 -------      -------
  Total liabilities and shareholders' equity...................  $90,965      $89,193
                                                                 =======      =======

* 1994 figures are derived from the audited consolidated balance sheet included in the Company's 1994 annual report to shareholders.

See accompanying notes to consolidated condensed financial statements.

                       BAY COMMERCIAL SERVICES
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)


                                               Three Months Ended
                                                    March 31,
                                                  1995     1994
                                                 ------   ------
                                                 (000'S OMITTED)

Interest income:
  Loans, including fees.......................   $1,378   $1,069
  Federal funds sold..........................       73       14
  Investment securities:
    Taxable...................................      298      237
    Nontaxable................................       28       33
                                                 ------   ------
    Total interest income.....................    1,777    1,353
Interest expense:
  Deposits:
    Savings & interest-bearing demand.........      175      143
    Time......................................      291      172
    Certificates of deposit, $100,000 and over       65       66
  Other borrowed funds........................       10        7
                                                 ------   ------
    Total interest expense....................      541      388
                                                 ------   ------
    Net interest income.......................    1,236      965
Provision for loan losses.....................        0        0
                                                 ------   ------
    Net interest income after
      provision for loan losses...............    1,236      965
Noninterest income:
  Service charges and fees....................       55       70
  Loan servicing..............................       46       49
  Net gain on sale of OREO....................       75       54
  Gain on sale of loans.......................        0        7
  Securities gains............................        0       11
  Other.......................................       60       73
                                                 ------   ------
    Total noninterest income..................      236      264
Noninterest expenses:
  Salaries and employee benefits..............      597      607
  Occupancy...................................      150      156
  Data processing.............................       68       53
  Professional services.......................       47      101
  FDIC insurance..............................       43       49
  Other.......................................      197      182
                                                 ------   ------
    Total noninterest expenses................    1,102    1,148
                                                 ------   ------
    Income before income tax expense..........      370       81
Income tax expense............................      145       32
                                                 ------   ------
    Net income.................................  $  225   $   49
                                                 ======   ======
    Net income per common and equivalent share    $0.20    $0.05
                                                 ======   ======

See accompanying notes to consolidated condensed financial statements.

                          BAY COMMERCIAL SERVICES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                 1995      1994
                                                                ------   -------
                                                                (000'S OMITTED)

Cash flows from operating activities:
  Net income..................................................  $   225  $    49
  Adjustments to reconcile net income to
    net cash provided by operating activities:

      Depreciation and amortization...........................        6       44
      Unamortized deferred loan fees, net.....................        1      (25)
      Securities gains........................................        0      (11)
      Originations of mortgage loans held for resale..........        0   (1,594)
      Originations of SBA loans held for resale...............     (476)    (691)
      Proceeds from the sale of mortgage loans held for resale        0    1,387
      Proceeds from the sale of SBA loans held for resale.....        0      221
      Receipts net of expenses due to OREO....................      (75)       0
      Loss (gain) on sale of equipment........................        2       (1)
      Change in interest and fees receivable and other assets.     (109)      76
      Change in interest payable and other liabilities........       16     (149)
                                                                -------  -------
    Net cash used in operating activities.....................     (410)    (694)

Cash flows from investing activities:
  Proceeds from sales of securities available for sale........        0      261
  Proceeds from maturities of securities......................   10,466   10,879
  Purchase of securities......................................   (6,047)  (7,943)
  Net change in loans.........................................      114      620
  Proceeds from sale of OREO..................................       75        0
  Purchases of premises and equipment.........................      (26)     (30)
  Proceeds from sale of equipment.............................        0        2
                                                                -------  -------
    Net cash provided by investing activities.................    4,582    3,789

Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits...........      940      282
  Net change in savings and interest-bearing demand deposits..     (639)     524
  Net change in time deposits.................................    1,507    1,237
  Net change in certificates of deposit, $100,000 and over....      (63)     474
  Net change in securities sold under agreement to repurchase.      (79)     (66)
  Exercise of stock option....................................        1        0
  Cash dividends paid.........................................     (216)       0
                                                                -------  -------
    Net cash provided by financing activities.................    1,451    2,451
                                                                -------  -------
    Net change in cash and cash equivalents...................    5,623    5,546
Cash and cash equivalents at beginning of period..............    8,006    5,126
                                                                -------  -------
Cash and cash equivalents at end of period....................  $13,629  $10,672
                                                                =======  =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest................................................     $534     $365

  Noncash investing activities during the period:
      Loan in connection with sale of OREO....................     $794       $0

See accompanying notes to consolidated condensed financial statements.

                       BAY COMMERCIAL SERVICES AND SUBSIDIARY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at March 31, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) Except as noted in Note 5 below, the accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1994.

3) Net income per share for the three month periods ended March 31, 1995 and 1994 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of shares outstanding was 1,144,609 and 1,079,985 for the three month periods ended March 31, 1995 and 1994, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 39% for the three month periods ended March 31, 1995 and 1994.

5) On January 1, 1995, Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", became effective. Statement 114 provides new rules for measuring losses on impaired loans. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 118 amends Statement 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan and, as a result, allows creditors to continue to use existing methods for recognizing income on impaired loans. The implementation of these Statements for the first quarter of 1995 had no impact on the Company's financial statements.

                          BAY COMMERCIAL SERVICES
          THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES
           OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                   AND IN CERTAIN PERFORMANCE RATIOS


                                             Three Months Ended      Increase
                                                   March 31,        (Decrease)
                                                 1995     1994       $       %
                                               -------  -------   ------   ------
                                                (000'S OMITTED)
  Assets *...................................  $89,114  $83,422   $5,692     6.8%
  Securities - taxable*......................   20,831   20,848      (17)   (0.1)
  Securities - nontaxable....................    1,897    2,186     (289)  (13.2)
  Total loans................................   51,750   48,454    3,296     6.8
  Nonaccrual loans...........................      625    1,162     (537)  (46.2)
  Other real estate owned....................      710      834     (124)  (14.9)
  Deposits...................................   79,253   74,197    5,056     6.8
  Shareholders' equity *.....................    8,216    7,657      559     7.3

  Interest-earning assets....................   79,044   72,196    6,848     9.5
  Interest-bearing liabilities...............   56,273   54,352    1,921     3.5

Income Statements:
  Interest income (1)........................    1,790    1,370      420    30.7
  Interest expense...........................      541      388      153    39.4
                                               -------  -------   ------   ------
    Net interest income (1)..................    1,249      982      267    27.2
  Taxable equivalent adjustment..............       13       17       (4)  (23.5)

    Net interest income......................    1,236      965      271    28.1
  Provision for loan losses..................        0        0        0       0
                                               -------  -------   ------   ------
    Net interest income after provision
      for loan losses........................    1,236      965       27    28.1
  Noninterest income.........................      236      264      (28)  (10.6)
  Noninterest expenses.......................    1,102    1,148      (46)   (4.0)
  Income tax expense.........................      145       32      113   353.1
                                               -------  -------   ------   ------
    Net income...............................  $   225  $    49   $  176   359.2%
                                               =======  =======   ======   ======

 * Before unrealized loss on securities available for sale

                                                                  Change
                                                                  ------
Performance Ratios: (2)
  Yield on average earning assets............     9.12%    7.60%   1.52%
  Yield on average earning assets (1)........     9.18%    7.70%   1.49%
  Interest rate on average interest-bearing
      liabilities............................     3.90%    2.90%   1.00%
  Interest expense as a percent of average
      earning assets.........................     2.78%    2.18%   0.60%

  Net yield on average earning assets........     6.34%    5.42%   0.92%
  Net yield on average earning assets (1)....     6.41%    5.52%   0.89%

(1) Federal taxable equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                    BAY COMMERCIAL SERVICES AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
                      THREE MONTHS ENDED MARCH 31, 1994

OVERVIEW

Net income of Bay Commercial Services ("the Company") was $225,000 for the first quarter of 1995 compared to $49,000 for the first quarter of 1994. Net income per share was $0.20 for the 1995 quarter compared to $0.05 for the 1994 quarter.

The $176,000 or 359% increase in net income for the 1995 quarter compared to the 1994 quarter was principally due to a $271,000 or 28% increase in net interest income and a $46,000 or 4% reduction in noninterest expenses. These improvements were partially offset by a $113,000 or 353% increase in income tax expense and a $28,000 or 11% decrease in noninterest income.

Total assets were $90,965,000 at March 31, 1995, representing a $1,772,000 or 2% increase over December 31, 1994. Total deposits and total loans each increased 2% during the quarter by $1,745,000 and $1,155,000, respectively. Securities available for sale which matured during the quarter were principally reinvested in overnight federal funds sold with the result that March 31, 1995 federal funds sold balances were $5,470,000 or 216% above December 31, 1994.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the principal source of the Company's earnings, is the amount by which interest and fees generated by interest earning assets, loans and investments, exceed the interest cost of deposits and other interest-bearing liabilities. Net interest income is affected by changes in interest rates as well as the composition and volume of interest-earning assets and interest-bearing liabilities.

Net interest income of $1,236,000 for the first quarter of 1995 increased $271,000 or 28% compared to the first quarter of 1994. The increase reflected a $6,848,000 or 10% growth in average earning assets and an increase in the net interest margin to 6.34% for the 1995 quarter from 5.42% for the 1994 quarter.

The growth in average interest-earning assets between the 1995 and 1994 quarters was due to growth of $3,833,000 or 8% in average earning loans and $3,321,000 or 178% in average federal funds sold. The yield on average earning assets increased to 9.12% for the 1995 quarter compared to 7.60% for the 1994 quarter, reflecting higher market interest rates between the periods and the asset sensitive position of the Bank.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more assets than liabilities reprice in a given period (an asset sensitive position), market interest rate changes will be reflected more quickly in asset rates. If interest rates decline, an asset sensitive position could adversely affect net interest income. Alternatively, where liabilities reprice more quickly than assets in a given period (a liability sensitive position) a decline in market rates could benefit net interest income. The results would reverse if market rates were to increase.

The following table presents the Company's interest rate sensitivity gap position at March 31, 1995. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

8

                                           INTEREST SENSITIVITY PERIOD
                                       ------------------------------------
                                                (000's OMITTED)
                                      3         Over 3        Over 1
                                    months    months to      year to       Over 5
                                   or less      1 year       5 years        years        Total

Interest rate sensitive assets:
  Loans (net of nonaccrual).....    $41,715      $ 1,348      $ 4,832      $ 4,181      $52,076
  Securities (before unrealized
    loss on securities
    available for sale).........      5,964        1,133        9,959        4,807       21,863
  Federal funds sold............      8,000            0            0            0        8,000
                                    -------      -------      -------      -------      -------
    Total.......................     55,679        2,481       14,791        8,988       81,939

Interest rate sensitive
 liabilities:
  Interest-bearing
    transaction accounts........      6,309            0            0            0        6,309
  Savings deposits..............     21,645            0            0            0       21,645
  Time deposits >$100,000.......     10,241        1,913        1,431            0       13,585
  Other time deposits...........      8,880        2,846        2,545            1       14,272
  Other borrowed funds..........        957            0            0            0          957
                                    -------      -------      -------      -------      -------
    Total                            48,032        4,759        3,976            1       56,768
                                    -------      -------      -------      -------      -------
Interest rate sensitivity gap...    $ 7,647      $(2,278)     $10,815      $ 8,987      $25,171
                                    -------      -------      -------      -------      -------
Cumulative interest rate
 sensitivity gap................    $ 7,647      $ 5,369      $16,184      $25,171
Cumulative interest rate
 sensitivity gap to total assets       8.4%         5.9%        17.8%        27.7%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at March 31, 1995, indicates that the Company, on a cumulative gap basis, is asset sensitive over all the time periods shown. This suggests that if interest rates were to rise, net interest income could rise while in a declining interest rate environment, net interest income could fall.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company provides for potential loan losses by a charge to operating income based upon the current composition of the loan portfolio, past loan loss experience, current and projected economic conditions, an evaluation of the risk elements in the loan portfolio and other factors that, in Management's judgment, deserve recognition in estimating loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additions to the allowance based on their evaluations of information available to them at the time of their examination. Management will charge off loans to the allowance when it determines there has been a permanent impairment of the related carrying values.

The allowance for loan losses reflects an amount sufficient to cover estimated loan losses and is maintained at a level which, in Management's opinion, is adequate to absorb potential credit losses inherent in loans, outstanding loan commitments and standby letters of credit.

As of March 31, 1995, the allowance for loan losses was $770,000 compared to $756,000 at December 31, 1994. The increased allowance reflected net loan recoveries during the first quarter of 1995. The ratio of the allowance for loan losses to total loans was 1.5% at March 31, 1995, and at December 31, 1994. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at March 31, 1995, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to reductions in nonperforming loans and recoveries on loans previously written off, in addition to moderate loan growth and the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during either the first quarter of 1995 or 1994.

Information on nonperforming loans for the periods ending March 31, 1995, December 31, 1994, and March 31, 1994, is summarized in the following table.

                                          March 31,   December 31,    March 31,
                                             1995        1994           1994
                                          ---------   ------------    ---------
                                                    (000's OMITTED)

  Net loan charge-offs (recoveries).....      $(14)         $ 10        $  (84)
  Ratio of net loan charge-offs
    (recoveries) to average loans.......         0%            0%         (0.2)%

  Nonperforming loans:
    Nonaccrual loans......................    $659          $626        $1,081
    Accruing loans past due
      90 days or more...................         0             0             0
                                          ---------    ----------     ----------
      Total nonperforming loans.........      $659          $626        $1,081

  Ratio of nonperforming loans
    to total loans......................       1.2%          1.2%          2.2%

  Ratio of allowance for loan
    losses to nonperforming loans.......     116.8%        120.8%         87.9%

  Other real estate owned...............       $60          $854          $834

Total nonperforming loans of $659,000 at March 31, 1995, increased $33,000 or 5% from the level at December 31, 1994, and decreased $422,000 or 39% compared to March 31, 1994.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $60,000 at March 31, 1995, declined $794,000 or 93% compared to December 31, 1994. The reduction represented the sale of two OREO properties during the quarter. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $236,000 for the first quarter of 1995 declined $28,000 or 11% compared to the first quarter of 1994. An increase of $21,000 or 39% in net gain on the sale of OREO was offset by decreases in the remaining categories of income. Service charges and fees declined principally due to reduced deposit account analysis service charges, reflecting increased earnings allowances on business deposit accounts in the 1995 period. A decrease in SBA loan activity during the 1995 quarter and the closure of the Bank's mortgage division in late 1994 reduced loan servicing income. The decline in other noninterest interest income between the quarters principally reflected larger recoveries during the 1994 quarter of prior years' loan expenses.

NONINTEREST EXPENSE

Total noninterest expenses of $1,102,000 for the first quarter of 1995 declined $46,000 or 4% compared to the same quarter in 1994. While average total assets grew 6.8% between the quarters, the ratio of overhead (total noninterest expenses) to average total assets declined to 1.2% for the 1995 quarter from 1.4% during the 1994 quarter. The most significant change in noninterest expenses was a $54,000 or 54% decrease for the 1995 quarter in professional services charges, principally legal fees related to problem loans. Expenses which increased during the 1995 quarter compared to the 1994 quarter included data processing, up $15,000 or 28%, and other noninterest expenses up a net $15,000 or 8%. The most significant single change within other noninterest expenses was a $17,000 or 90% increase in directors' fees.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $145,000 for the first quarter of 1995 compared to $32,000 for the first quarter of 1994. The increased income tax expense reflected higher taxable income during the 1995 quarter. The effective income tax rates were 39% for both the 1995 and 1994 quarters.

FINANCIAL CONDITION

LOANS AND INVESTMENTS

Total loans of $52,735,000 at March 31, 1995 increased $1,169,000 or 2% from December 31, 1994. Average total loans for the first quarter of 1995 increased 6.8% compared to the first quarter of 1994. Total securities at March 31, 1995, declined $4,220,000 as maturing short-term securities were reinvested in overnight federal funds sold. The $5,470,000 or 216% increase in federal funds sold compared to year-end 1994 allowed the Bank to maintain a strong liquidity position and still earn a high short-term rate of return.

OTHER ASSETS AND OTHER LIABILITIES

As previously discussed, OREO assets at March 31, 1995, declined $794,000 or 93% from December 31, 1994, due to the sale of two properties. Interest and fees receivable increased $104,000 or 19% during the first quarter of 1995, reflecting the increased volume of and higher yield on earning assets. Interest payable and other liabilities at March 31, 1995 declined $200,000 from year-end 1994 due to the payment of a cash dividend in 1995.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 45% at March 31, 1995, and 42% at December 31, 1994.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 reverse repurchase facility to meet unforeseen outflows. As of March 31, 1995, no borrowed funds were outstanding on these lines. As of March 31, 1995, the Bank did not carry any brokered deposit balances.

CAPITAL

The Company and the Bank are subject to Federal Reserve Board guidelines and regulations of the FDIC governing capital adequacy. The Federal Reserve Board has established final risk-based and leverage capital guidelines for bank holding companies which are substantially the same as the FDIC's capital regulations for nonmember banks.

The Federal Reserve Board capital guidelines for bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill, with core capital elements including (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of risk weighted assets); (ii) perpetual preferred stock not qualifying as core capital; (iii) hybrid capital instruments and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve Board to those assets. Both bank holding companies and nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital.

The Federal Reserve Board and the FDIC also have established a minimum leverage ratio of 3% of Tier 1 capital to total assets for bank holding companies and nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions will be required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum.

The following tables present the Company's and the Bank's regulatory capital positions at March 31, 1995, and average assets over the three month period ended March 31, 1995:

                                                     RISK BASED CAPITAL RATIO
                                                         (000's OMITTED)
                                                   Company              Bank
                                                Amount    Ratio     Amount    Ratio
                                                ------    -----     ------    -----
Tier 1 Capital................................. $8,310    13.3%     $8,091    13.0%
Tier 1 Capital minimum requirement.............  2,497     4.0       2,491     4.0
                                                ------    -----     ------    -----
Excess......................................... $5,813     9.3%     $5,600     9.0%

Total Capital.................................. $9,080    14.5%     $8,861    14.2%
Total Capital minimum requirement..............  4,995     8.0       4,982     8.0
                                                ------    -----     ------    -----
Excess......................................... $4,085     6.5%     $3,879     6.2%
                                                ------    -----     ------    -----
Risk weighted assets...........................      $62,433             $62,280


                                                         LEVERAGE RATIO
                                                        (000's OMITTED)
                                                   Company              Bank
                                                Amount    Ratio     Amount    Ratio
                                                ------    -----     ------    -----
Tier 1 Capital to average total assets......... $8,310     9.3%     $8,091     9.1%
Range of minimum leverage requirement..........  2,673-    3.0-      2,669-    3.0-
                                                 4,456     5.0%      4,448     5.0%
                                                ------    -----     ------    -----
Range of excess................................  3,854-    4.3-      3,643-    4.1-
                                                $5,637     6.3%     $5,422     6.1%
                                                ------    -----     ------    -----
Average total assets...........................      $89,114             $88,962

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended March 31, 1995 and 1994 have not been material.

                           PART II - OTHER INFORMATION

Item 5.     Other Information:  None

Item 6.     Exhibits and Reports on Form 8-K.
    (a)     Exhibits:  None.

    (b)     Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BAY COMMERCIAL SERVICES
                                          (Registrant)


Date: May 10, 1995                        By R. M. Kahler
                                          ----------------------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 10, 1995                        By R. D. Greenfield
                                          ----------------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                Exhibit Index


Ex. 27  Financial Data Schedule