Form 10QSB
period 1995-06-30
BAY COMMERCIAL SERVICES
filed 1995-08-14
CIK 707854

-------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

       /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


       For the quarterly period ended June 30, 1995


       / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


       For the transition period from        to


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X       NO


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                                           Outstanding at
                                                                July 31, 1995

Common stock, no par value                                    1,080,220 shares


Transitional Small Business Disclosure Format

YES          NO  X


This report contains a total of 15pages

FINANCIAL STATEMENTS


                             BAY COMMERCIAL SERVICES
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                                                   June 30,     December 31,*
                                                                      1995          1994
                                                                    ------         ------
                                                                       (000'S OMITTED)
                                ASSETS
Cash and due from banks........................................    $ 6,659        $ 5,476
Federal funds sold.............................................     10,100          2,530
                                                                   -------        -------
  Cash and cash equivalents....................................     16,759          8,006
Securities available for sale, stated at market value
  (amortized cost of $3,234 for 1995 and $11,399 for 1994).....      3,236         11,165
Securities held to maturity (market values of $20,031 for 1995;
   $14,146 for 1994)...........................................     20,127         14,823
Loans held for sale............................................      4,303          3,929
Loans..........................................................     48,206         47,637
  Allowance for loan losses....................................       (778)          (756)
                                                                   -------        -------
  Net loans....................................................     51,731         50,810
Premises and equipment, net....................................      2,201          2,286
Interest and fees receivable...................................        624            539
Other real estate owned........................................        378            854
Other assets...................................................        576            710
                                                                   -------        -------
  Total assets.................................................    $95,632        $89,193
                                                                   =======        =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand...................................    $26,828        $24,252
  Savings and interest-bearing demand..........................     29,309         28,593
  Time.........................................................     23,929         21,123
  Certificates of deposit, $100,000 and over...................      5,146          5,290
                                                                   -------        -------
  Total deposits...............................................     85,212         79,258
Securities sold under agreements to repurchase.................      1,067          1,036
Interest payable and other liabilities.........................        827            953
                                                                   -------        -------
  Total liabilities............................................     87,106         81,247
Commitments and contingent liabilities.........................          0              0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,080,220 in 1995 and
    1,079,985 in 1994 .........................................      3,696          3,695
  Retained earnings............................................      4,829          4,389
  Net unrealized gain (loss) on securities available for sale..          1           (138)
                                                                   -------        -------
  Total shareholders' equity...................................      8,526          7,946
                                                                   -------        -------
  Total liabilities and shareholders' equity...................    $95,632        $89,193
                                                                   =======        =======

* 1994 figures are derived from the audited consolidated balance sheet included in the Company's 1994 annual report to shareholders

See accompanying notes to consolidated condensed financial statements.

                             BAY COMMERCIAL SERVICES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                  Six Months Ended    Three Months Ended
                                                      June 30,              June 30,
                                                   1995      1994        1995     1994
                                                  ------    ------      ------   ------
                                                              (000'S OMITTED)
Interest income:
  Loans, including fees.......................    $2,804    $2,220      $1,426   $1,151
  Federal funds sold..........................       177        45         104       31
  Investment securities
    Taxable...................................       594       479         296      242
    Nontaxable................................        57        64          29       31
                                                  ------    ------      ------   ------
    Total interest income.....................     3,632     2,808       1,855    1,455
Interest expense:
  Deposits:
    Savings & interest-bearing demand.........       368       295         193      152
    Time......................................       601       360         310      188
    Certificates of deposit, $100,000 and over       140       131          75       65
  Other borrowed funds........................        21        15          11        8
                                                  ------    ------      ------   ------
    Total interest expense....................     1,130       801         589      413
                                                  ------    ------      ------   ------
    Net interest income.......................     2,502     2,007       1,266    1,042
Provision for loan losses.....................       (50)        0         (50)       0
                                                  ------    ------      ------   ------
    Net interest income after
      provision for loan losses...............     2,552     2,007       1,316    1,042
Noninterest income:
  Service charges and fees....................       113       138          58       68
  Loan servicing..............................        91       105          45       56
  Net gain on sale of OREO....................        81        58           6        4
  Gain on sale of loans.......................         7         7           7        0
  Securities gains............................       (35)       11         (35)       0
  Other.......................................       127       382          67      309
                                                  ------    ------      ------   ------
    Total noninterest income..................       384       701         148      437
Noninterest expenses:
  Salaries and employee benefits..............     1,186     1,201         589      594
  Occupancy...................................       296       313         146      157
  Data processing.............................       139       103          71       50
  Professional services.......................        98       201          51      100
  FDIC insurance..............................        86        99          43       50
  Other.......................................       415       417         218      235
                                                  ------    ------      ------   ------
    Total noninterest expenses................     2,220     2,334       1,118    1,186
                                                  ------    ------      ------   ------
    Income before income tax expense..........       716       374         346      293
Income tax expense............................       276       145         131      113
                                                  ------    ------      ------   ------
    Net income................................    $  440    $  229      $  215   $  180
                                                  ======    ======      ======   ======
    Net income per common and equivalent share    $ 0.38    $ 0.21      $ 0.19   $ 0.17
                                                  ======    ======      ======   ======

See accompanying notes to consolidated condensed financial statements.

                             BAY COMMERCIAL SERVICES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                   1995          1994
                                                                 --------      --------
                                                                     (000'S OMITTED)
Cash flows from operating activities:
  Net income..................................................   $    440      $    229
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization...........................         33            49
      Loan loss provision (benefit)...........................        (50)            0
      Unamortized deferred loan fees, net.....................        108           (33)
      Securities (gains) losses...............................         35           (11)
      Originations of mortgage loans held for resale..........          0        (1,906)
      Originations of SBA loans held for resale...............       (730)       (1,159)
      Proceeds from the sale of mortgage loans held for resale          0         1,954
      Proceeds from the sale of SBA loans held for resale.....        188           221
      Receipts net of expenses due to OREO....................        (80)            0
      Loss (gain) on sale of equipment........................          2            (1)
      Change in interest and fees receivable and other assets.        (47)          110
      Change in interest payable and other liabilities........         90           (61)
                                                                 --------      --------
    Net cash used in operating activities.....................        (11)         (608)

Cash flows from investing activities:
  Proceeds from sales of securities available for sale........        965           261
  Proceeds from maturities of securities......................     14,485        20,042
  Purchase of securities......................................    (12,523)      (16,851)
  Net change in loans.........................................         38         1,268
  Proceeds from sale of OREO..................................         80             0
  Purchases of premises and equipment.........................        (51)          (34)
  Proceeds from sale of equipment.............................          0             2
                                                                 --------      --------
    Net cash provided by investing activities.................      2,994         4,688

Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits...........      2,576         1,042
  Net change in savings and interest-bearing demand deposits          716          (419)
  Net change in time deposits.................................      2,806         1,720
  Net change in certificates of deposit, $100,000 and over....       (144)          (71)
  Net change in securities sold under agreement to repurchase.         31             0
  Exercise of stock option....................................          1             0
  Cash dividends paid.........................................       (216)            0
                                                                 --------      --------
    Net cash provided by financing activities.................      5,770         2,272
                                                                 --------      --------
    Net change in cash and cash equivalents...................      8,753         6,352
Cash and cash equivalents at beginning of period..............      8,006         5,126
                                                                 --------      --------
Cash and cash equivalents at end of period....................   $ 16,759      $ 11,478
                                                                 ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest................................................   $  1,123      $    787
      Income taxes............................................        129            16
  Noncash investing activities during the period:
      Loan in connection with sale of OREO....................   $    794      $      0
      Repossession of loan collateral.........................        319         2,224

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at June 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1995 and 1994 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) Except as noted in Note 5 below, the accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1994.

3) Net income per share for the three and six month periods ended June 30, 1995 and 1994 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of shares outstanding was 1,152,487 and 1,079,985 for the six month periods ended June 30, 1995 and 1994, respectively. The weighted average number of shares outstanding was 1,160,364 and 1,079,985 for the second quarter of 1995 and 1994, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 39% for the six month periods ended June 30, 1995 and 1994.

5) On January 1, 1995, Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
        - Income Recognition and Disclosures", became effective. Statement No. 114 provides new rules for measuring losses on impaired loans. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 amends Statement No. 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan and, as a result, allows creditors to continue to use existing methods for recognizing income on impaired loans. The implementation of these Statements for the first six months of 1995 had no material impact on the Company's financial statements.

                             BAY COMMERCIAL SERVICES
             THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                        AND IN CERTAIN PERFORMANCE RATIOS

                                                  Six Months Ended          Increase
                                                      June 30,             (Decrease)
                                                   1995       1994        $          %
                                                 -------    -------     ------     -----
                                                              (000'S OMITTED)
  Assets *...................................    $89,759    $83,765     $5,994      7.2%
  Securities - taxable*......................     20,408     19,971        437       2.2
  Securities - nontaxable....................      1,919      2,148       (229)    (10.7)
  Total loans................................     52,019     48,841      3,178       6.5
  Nonaccrual loans...........................        408      1,075       (667)    (62.0)
  Other real estate owned....................        492        834       (342)    (41.0)
  Deposits...................................     79,693     74,557      5,136       6.9
  Shareholders' equity *.....................      8,330      7,692        638       8.3

  Interest-earning assets....................     80,084     72,503      7,581      10.5
  Interest-bearing liabilities...............     56,997     54,344      2,653       4.9

Income Statements:
  Interest income (1)........................      3,659      2,839        820      28.9
  Interest expense...........................      1,130        801        329      41.1
                                                 -------    -------     ------     -----
    Net interest income (1)..................      2,529      2,038        491      24.1
  Taxable equivalent adjustment..............         27         31         (4)    (12.9)

    Net interest income......................      2,502      2,007        495      24.7
  Provision (benefit) for loan losses........        (50)         0        (50)      NA
                                                 -------    -------     ------     -----
    Net interest income after provision
      for loan losses........................      2,552      2,007        545      27.2
  Noninterest income.........................        384        701       (317)    (45.2)
  Noninterest expenses.......................      2,220      2,334       (114)     (4.9)
  Income tax expense.........................        276        145        131      90.3
                                                 -------    -------     ------     -----
    Net income...............................    $   440    $   229     $  211      92.1%
                                                 =======    =======     ======     =====

* Before unrealized loss on securities available for sale


                                                                   Change
                                                                   ------
Performance Ratios: (2)
  Yield on average earning assets............     9.15%    7.81%    1.34%
  Yield on average earning assets (1)........     9.21%    7.90%    1.31%
  Interest rate on average interest-bearing
      liabilities............................     4.00%    2.97%    1.03%
  Interest expense as a percent of average
      earning assets.........................     2.85%    2.23%    0.62%

  Net yield on average earning assets........     6.30%    5.58%    0.72%
  Net yield on average earning assets (1)....     6.36%    5.67%    0.69%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                             BAY COMMERCIAL SERVICES
             THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                        AND IN CERTAIN PERFORMANCE RATIOS

                                                 Three Months Ended         Increase
                                                      June 30,             (Decrease)
                                                   1995       1994        $          %
                                                 -------    -------     ------     ------
                                                              (000'S OMITTED)
  Assets *...................................    $90,397    $84,104     $6,293       7.48%
  Securities - taxable*......................     19,992     19,103        889       4.66
  Securities - nontaxable....................      1,940      2,111       (171)     (8.10)
  Total loans................................     52,286     49,300      2,986       6.06
  Nonaccrual loans...........................        193      1,064       (871)    (81.86)
  Other real estate owned....................        277        834       (557)    (66.79)
  Deposits...................................     80,130     74,913      5,217       6.96
  Shareholders' equity *.....................      8,442      7,727        715       9.25

  Interest-earning assets....................     81,116     72,807      8,309      11.41

  Interest-bearing liabilities...............     57,713     54,336      3,377       6.22

Income Statements:
  Interest income (1)........................    $ 1,869    $ 1,470     $  399      27.14%
  Interest expense...........................        589        413        176      42.62
                                                 -------    -------     ------     ------
    Net interest income (1)..................      1,280      1,057        223      21.10
  Taxable equivalent adjustment..............         14         15         (1)     (6.67)

    Net interest income......................      1,266      1,042        224      21.50
  Provision (benefit) for loan losses........        (50)         0        (50)      NA
                                                 -------    -------     ------     ------
    Net interest income after provision
      for loan losses........................      1,316      1,042        274      26.30
  Noninterest income.........................        148        437       (289)    (66.13)
  Noninterest expenses.......................      1,118      1,186        (68)     (5.73)
  Income tax expense.........................        131        113         18      15.93
                                                 -------    -------     ------     ------
    Net income...............................    $   215    $   180     $   35      19.44
                                                 =======    =======     ======     ======

* Before unrealized loss on securities available for sale


                                                                   Change
                                                                   ------
Performance Ratios: (2)
  Yield on average earning assets                 9.17%    8.02%    1.15%
  Yield on average earning assets (1)             9.24%    8.10%    1.14%
  Interest rate on average interest-bearing
      liabilities                                 4.09%    3.05%    1.04%
  Interest expense as a percent of average
      earning assets                              2.91%    2.28%    0.63%

  Net yield on average earning assets             6.26%    5.74%    0.52%
  Net yield on average earning assets (1)         6.33%    5.82%    0.51%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1994


OVERVIEW

Net income of Bay Commercial Services ("the Company") was $440,000 for the first six months of 1995 compared to $229,000 for the first six months of 1994. Net income per share was $0.38 for the 1995 period compared to $0.21 for the 1994 period.

The $211,000 or 92% increase in net income for the 1995 period compared to the 1994 period was principally due to a $495,000 or 25% increase in net interest income, a $114,000 or 5% reduction in noninterest expenses and a $50,000 credit to the loan loss provision. These improvements were partially offset by a $317,000 or 45% decrease in noninterest income and a $131,000 or 90% increase in income tax expense.

Total assets were $95,632,000 at June 30, 1995, representing a $6,439,000 or 7% increase over December 31, 1994. Total deposits increased $5,954,000 or 8% during the period and these additional funds were principally invested in overnight federal funds sold. Securities available for sale declined $7,929,000 or 71% during the period, principally due to maturities, and the proceeds were principally reinvested in federal funds sold or securities held to maturity. Federal funds sold balances were $7,570,000 or 299% above December 31, 1994.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the principal source of the Company's earnings, is the amount by which interest and fees generated by interest-earning assets, loans and investments, exceed the interest cost of deposits and other interest-bearing liabilities. Net interest income is affected by changes in interest rates as well as the composition and volume of interest-earning assets and interest-bearing liabilities.

Net interest income of $2,502,000 for the first six months of 1995 increased $495,000 or 25% compared to the first six months of 1994. The increase reflected a $7,581,000 or 11% growth in average earning assets and an increase in the net interest margin to 6.30% for the 1995 period from 5.58% for the 1994 period.

The growth in average interest-earning assets between the 1995 and 1994 periods was principally due to growth of $3,845,000 or 8% in average earning loans and $3,528,000 or 135% in average federal funds sold. The yield on average earning assets increased to 9.15% for the 1995 period compared to 7.81% for the 1994 period, reflecting higher market interest rates between the periods and the asset sensitive position of the Bank.

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

The following table presents the Company's interest rate sensitivity gap position at June 30, 1995. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                      INTEREST SENSITIVITY PERIOD
                                               ------------------------------------------
                                                            (000's OMITTED)
                                                 3        Over 3      Over 1
                                               months     months      year to     Over 5
                                              or less    to 1 year    5 years      years       Total
 Interest rate sensitive assets:
  Loans (net of nonaccrual)...............    $41,350     $ 2,454     $ 4,529     $ 4,136     $52,469
  Securities (before unrealized gain or
    loss on securities available for sale)      5,215       1,129       9,141       7,875      23,360
  Federal funds sold......................     10,100           0           0           0      10,100
                                              -------     -------     -------     -------     -------
    Total.................................     56,665       3,583      13,670      12,011      85,929
Interest rate sensitive liabilities:
  Interest-bearing
    transaction accounts..................      5,547           0           0           0       5,547
  Savings deposits........................     23,762           0           0           0      23,762
  Time deposits >$100,000.................      9,786       2,698       1,532           0      14,016
  Other time deposits.....................      7,820       4,303       2,935           1      15,059
  Other borrowed funds....................      1,067           0           0           0       1,067
                                              -------     -------     -------     -------     -------
    Total.................................     47,982       7,001       4,467           1      59,451
Interest rate sensitivity gap.............    $ 8,683     $(3,418)    $ 9,203     $12,010     $26,478
                                              -------     -------     -------     -------     -------
Cumulative interest rate
 sensitivity gap..........................    $ 8,683     $ 5,265     $14,468     $26,478
Cumulative interest rate
 sensitivity gap to total assets..........       9.1%        5.5%       15.1%       27.7%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at June 30, 1995, indicates that the Company, on a cumulative gap basis, is asset sensitive over all the time periods shown. This suggests that if interest rates were to rise, net interest income could rise while in a declining interest rate environment, net interest income could fall.

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

As of June 30, 1995, the allowance for loan losses was $778,000 compared to $756,000 at December 31, 1994. The increased allowance reflected net loan recoveries of $72,000 during the first six months of 1995, partially offset by a $50,000 credit to the provision for loan losses during the second quarter of 1995. The ratio of the allowance for loan losses to total loans was 1.5% at June 30, 1995, and at December 31, 1994. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at June 30, 1995, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to reductions in nonperforming loans and recoveries on loans previously written off, in addition to moderate loan growth and the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during either the first six months of 1995 or 1994, and the reserve was decreased by $50,000 by a credit to the provision for loan losses during the first six months of 1995.

Information on nonperforming loans for the six month periods ending June 30, 1995 and June 30, 1994, and the twelve month period ended December 31, 1994, is summarized in the following table.

                                          June 30,   December 31,    June 30,
                                            1995         1994          1994
                                          --------   ------------    --------
                                                 (000's OMITTED)
Net loan charge-offs (recoveries)......     $(72)        $ 10         $(85)
 Ratio of net loan charge-offs
  (recoveries) to average loans........     (0.1)%          0         (0.2)%

Nonperforming loans:
  Nonaccrual loans.....................     $ 40         $626         $536
  Accruing loans past due
    90 days or more....................        0            0            0
                                            ----         ----         ----
    Total nonperforming loans..........     $ 40         $626         $536

Ratio of nonperforming loans
  to total loans.......................        0%         1.2%         1.1%
Ratio of allowance for loan
  losses to nonperforming loans........   1945.0%       120.8%       177.4%
Other real estate owned................     $378         $854         $834

The level of total nonperforming loans was $40,000 at June 30, 1995, which was $586,000 or 94% less than the level at December 31, 1994, and $496,000 or 93% less than the level at June 30, 1994.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $378,000 at June 30, 1995, consisted of three properties. OREO balances declined $476,000 or 56% compared to December 31, 1994, due to the sale of two OREO properties during the first six months of 1995. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $384,000 for the first six months of 1995 declined $317,000 or 45% compared to the first six months of 1994. The largest change was a $255,000 or 67% decrease in other income which principally reflected a nonrecurring $215,000 recovery in 1994 of prior years' legal and foreclosure costs and other expenses related to the sale of OREO property. Other changes included a $25,000 or 18% reduction in service charges and fees, principally due to reduced deposit account analysis service charges, and a $35,000 loss on sale of securities in 1995 compared to an $11,000 gain on sale of securities in 1994. Partially offsetting these decreases in noninterest income was an increase of $23,000 or 40% in net gain on the sale of OREO.

NONINTEREST EXPENSE

Total noninterest expenses of $2,220,000 for the first six months of 1995 declined $114,000 or 5% compared to the same period in 1994. The most significant change in noninterest expenses was a $103,000 or 51% decrease for the 1995 period in professional services fees, principally legal expenses related to problem loans. Noninterest expenses which increased during the 1995 period compared to the 1994 period included data processing, up $36,000 or 35%, due to outsourcing of check and statement processing.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $276,000 for the first six months of 1995 compared to $145,000 for the first six months of 1994. The increased income tax expense reflected higher taxable income during the 1995 period. The effective income tax rates was 39% for both the 1995 and 1994 periods.

                  THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1994


OVERVIEW

Net income for the Company for the second quarter of 1995 was $215,000 compared to $180,000 for the second quarter of 1994. Net income per share was $0.19 for the 1995 quarter compared to $0.17 for the 1994 quarter.

The $35,000 or 19% increase in net income for the 1995 quarter compared to the 1994 quarter was principally due to a $224,000 or 22% increase in net interest income, a $68,000 or 6% reduction in noninterest expenses and a $50,000 credit to the provision for loan losses. These improvements were partially offset by a $289,000 or 66% decrease in noninterest income and an $18,000 or 16% increase in income tax expense.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,266,000 for the second quarter of 1995 increased $224,000 or 22% compared to the second quarter of 1994. The increase reflected a $8,309,000 or 11% growth in average earning assets and an increase in the net interest margin to 6.26% for the 1995 quarter from 5.74% for the 1994 quarter.

The growth in average interest-earning assets between the 1995 and 1994 quarters was due to growth of $3,857,000 or 8% in average earning loans and $3,734,000 or 111% in average federal funds sold. The yield on average earning assets increased to 9.17% for the 1995 quarter compared to 8.02% for the 1994 quarter, reflecting higher market interest rates between the quarters and the asset sensitive position of the Bank.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A $50,000 credit to the provision for loan losses was provided during the second quarter of 1995. Due to reductions in nonperforming loans and recoveries on loans previously written off, in addition to moderate loan growth and the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during either the second quarter of 1995 or 1994, and the reserve was decreased by $50,000 by a credit to the provision for loan losses during the second quarter of 1995. Based upon information currently available, Management believes that the allowance for loan losses at June 30, 1995, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

NONINTEREST INCOME

Total noninterest income of $148,000 for the second quarter of 1995 declined $289,000 or 66% compared to the second quarter of 1994. The largest change was a $242,000 or 78% decrease in other income which principally reflected a $215,000 recovery during the 1994 quarter of prior years' legal, foreclosure and other expenses related to the sale of OREO property. Also contributing to the reduced income during the 1995 quarter was a $35,000 loss on sale of securities during the 1995 quarter.

NONINTEREST EXPENSE

Total noninterest expenses of $1,118,000 for the second quarter of 1995 declined $68,000 or 6% compared to the same quarter in 1994. The most significant change in noninterest expenses was a $49,000 or 49% decrease for the 1995 quarter in professional services fees, principally legal expenses related to problem loans. The only other significant change was a $21,000 or 42% increase in data processing fees during the 1995 quarter which principally reflected the outsourcing of check and statement processing.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $131,000 for the second quarter of 1995 compared to $113,000 for the second quarter of 1994. The increased income tax expense reflected higher taxable income during the 1995 quarter. The effective income tax rates were 38% and 39% for the 1995 and 1994 quarters, respectively.


FINANCIAL CONDITION

LOANS AND INVESTMENTS

Total loans of $52,509,000 at June 30, 1995 increased $943,000 or 2% from December 31, 1994. Average total loans for the first six months of 1995 increased 6.5% compared to the first six months of 1994. Total securities at June 30, 1995, declined $2,625,000 or 10% as maturing short-term securities were reinvested in overnight federal funds sold. The $7,570,000 or 299% increase in federal funds sold compared to year-end 1994 allowed the Bank to maintain a strong liquidity position and still earn a high short-term rate of return.

OTHER ASSETS AND OTHER LIABILITIES

As previously discussed, OREO assets at June 30, 1995, declined $476,000 or 563% from December 31, 1994, due to the sale of two properties. Interest and fees receivable increased $85,000 or 16% during the first six months of 1995, reflecting the increased volume of and higher yield on earning assets. Interest payable and other liabilities at June 30, 1995 declined $126,000 from year-end 1994 due to the payment of a cash dividend in 1995.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 48% at June 30, 1995, and 42% at December 31, 1994. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 repurchase facility to meet unforeseen outflows. As of June 30, 1995, no borrowed funds were outstanding on these credit agreements. As of June 30, 1995, the Bank did not carry any brokered deposit balances.

CAPITAL

The Company and the Bank are subject to Federal Reserve Board guidelines and regulations of the FDIC governing capital adequacy. The Federal Reserve Board's risk-based and leverage capital guidelines for bank holding companies are substantially the same as the FDIC's capital regulations for nonmember banks.

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

The following tables present the Company's and the Bank's regulatory capital positions at June 30, 1995, and average assets over the six month period ended June 30, 1995:

                                                          RISK BASED CAPITAL RATIO
                                                              (000's OMITTED)
                                                       Company               Bank
                                                   Amount    Ratio     Amount     Ratio
                                                   ------    -----     ------     -----
Tier 1 Capital.................................    $8,525    13.7%     $8,279     13.3%
Tier 1 Capital minimum requirement                  2,489     4.0       2,482      4.0
                                                   ------    -----     ------     -----
Excess.........................................    $6,036     9.7%     $5,797      9.3%



Total Capital..................................    $9,303    15.0%     $9,055     14.6%

Total Capital minimum requirement..............     4,977     8.0       4,965      8.0
                                                   ------    -----     ------     -----
Excess.........................................    $4,326     7.0%     $4,090      6.6%
                                                   ------    -----     ------     -----
Risk weighted assets...........................         $62,216             $62,066


                                                             LEVERAGE RATIO
                                                             (000's OMITTED)
                                                       Company               Bank
                                                   Amount    Ratio     Amount     Ratio
                                                   ------    -----     ------     -----
Tier 1 Capital to average total assets.........    $8,525     9.5%     $8,279      9.2%
Range of minimum leverage                           2,693-    3.0-      2,688-     3.0-
  requirement..................................     4,488     5.0%      4,480      5.0%
                                                   ------     ----     ------      ---
Range of excess................................     4,037-    4.5-      3,799-     4.1-
                                                   $5,832     6.5%     $5,591      6.1%
                                                   ------     ---      ------      ---
Average total assets...........................         $89,759             $89,607

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended June 30, 1995 and 1994 have not been material.

                           PART II - OTHER INFORMATION

Item 4.        Submission of Matter to a Vote of Security Holders.

     (a) The Company's Annual Meeting of Shareholders was convened on May 23, 1995.

     (b)       Not required.

     (c)(I) At the 1995 Annual Meeting the shareholders took the following actions:

           1. Elected Directors of the Company to serve until the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified;

           2. Ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1995 fiscal year.

         (i) In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated April 20, 1995. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                                                 VOTES CAST FOR ELECTION      VOTES WITHHELD
                       Joshua Fong, O.D.                 762,870                  40,692
                       William R. Henson                 762,948                  40,614
                       Richard M. Kahler                 762,870                  40,692
                       Dimitri V. Koroslev               762,948                  40,614
                       William E. Peluso                 762,492                  41,070
                       Oswald A. Rugaard                 762,633                  40,929
                       Abstentions                         N/A                     N/A
                       Broker non-votes                    N/A                     N/A

        (ii) On the matter of the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the 1995 fiscal year the votes cast were as follows:

                                      For                 760,414
                                      Against              41,070
                                      Abstentions           2,078
                                      Broker non-votes        N/A

     (d)       Not required.

Item 5.        Other Information:  None

Item 6.        Exhibits and Reports on Form 8-K.

       (a)     Exhibits:  None.

       (b)     Reports on Form 8-K:
               No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                          (Registrant)


Date: August 10, 1995                        By R. M. Kahler
                                          ----------------------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: August 10, 1995                        By R. D. Greenfield
                                          ----------------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)