Form 10QSB
period 1995-09-30
BAY COMMERCIAL SERVICES
filed 1995-10-31
CIK 707854

--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

        For the transition period from        to

                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
        (Exact name of small business issuer as specified in its charter)

         California                                                 94-2760444
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                             Identification No.)

                             1495 East 14th Street
                         San Leandro, California  94577
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

Class                                                           Outstanding at
                                                            September 30, 1995
Common stock, no par value                                    1,080,220 shares

Transitional Small Business Disclosure Format

YES          NO  X

This report contains a total of 15 pages

FINANCIAL STATEMENTS

                          BAY COMMERCIAL SERVICES
             CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                                           September 30,   December 31,
                                                               1995           1994
                                                           -------------   ------------
                                                                (000'S OMITTED)

                                ASSETS

Cash and due from banks..................................    $ 6,775           $ 5,476
Federal funds sold.......................................      9,400             2,530
                                                             -------           -------
  Cash and cash equivalents..............................     16,175             8,006
Securities available for sale, stated at market value
  (amortized cost of $4,196 for 1995; $11,399 for 1994)        4,199            11,165
Securities held to maturity (market values of $18,358
  for 1995; $14,146 for 1994)............................     18,341            14,823
Loans held for sale......................................      4,655             3,929
Loans....................................................     48,987            47,637
  Allowance for loan losses..............................       (966)             (756)
                                                             -------           -------
  Net loans..............................................     52,676            50,810
Premises and equipment, net..............................      2,171             2,286
Interest and fees receivable.............................        719               539
Other real estate owned..................................        378               854
Other assets.............................................        572               710
                                                             -------           -------
  Total assets...........................................    $95,231           $89,193
                                                             =======           =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand.............................     27,834            24,252
  Savings and interest-bearing demand....................     26,429            28,593
  Time...................................................     23,755            21,123
  Certificates of deposit, $100,000 and over.............      5,125             5,290
                                                             -------           -------
  Total deposits.........................................     83,143            79,258
Securities sold under agreements to repurchase...........      2,078             1,036
Interest payable and other liabilities...................      1,168               953
                                                             -------           -------
  Total liabilities......................................     86,389            81,247
Commitments and contingent liabilities...................          0                 0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,080,220 in 1995 and
    1,079,985 in 1994 ...................................      3,696             3,695
  Retained earnings......................................      5,144             4,389
  Net unrealized gain(loss) on securities available
   for sale..............................................          2              (138)
                                                             -------           -------
  Total shareholders' equity.............................      8,842             7,946
                                                             -------           -------
  Total liabilities and shareholders' equity.............    $95,231           $89,193
                                                             =======           =======

* 1994 figures are derived from the audited consolidated balance sheet included in the Company's 1994 annual report to shareholders

See accompanying notes to consolidated condensed financial statements.

                             BAY COMMERCIAL SERVICES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                   Nine months ended    Three Months Ended
                                                      September 30,        September 30,
                                                      1995     1994       1995      1994
                                                     ------   ------     ------    ------
Interest income:
  Loans, including fees                            $4,249     $3,435     $1,445     $1,215
  Federal funds sold                                  290         88        113         43
  Investment securities:
    Taxable                                           924        740        330        261
    Nontaxable                                         77         96         20         32
                                                   ------     ------     ------     ------
    Total interest income                           5,540      4,359      1,908      1,551
Interest expense:
  Deposits:
    Savings & interest-bearing demand                 559        460        191        165
    Time                                              917        569        316        209
    Certificates of deposit, $100,000 and over        216        196         76         65
  Other borrowed funds                                 34         24         13          9
                                                   ------     ------     ------     ------
    Total interest expense                          1,726      1,249        596        448
                                                   ------     ------     ------     ------
    Net interest income                             3,814      3,110      1,312      1,103
Benefit for loan losses                               130         50         80         50
                                                   ------     ------     ------     ------
    Net interest income after
      benefit for loan losses                       3,944      3,160      1,392      1,153

Noninterest income:
  Service charges and fees                            175        199         62         61
  Loan servicing                                      137        155         46         50
  Bancard income                                      150        133         50         48
  Net gain (loss) on sale of OREO                      77         58         (4)         0
  Gain on sale of loans                                 7          7          0          0
  Securities gains (losses)                           (35)        11          0          0
  Other                                                51        309         24         12
                                                   ------     ------     ------     ------
    Total noninterest income                          562        872        178        171
Noninterest expenses:
  Salaries and employee benefits                    1,765      1,780        579        579
  Occupancy                                           442        459        146        146
  Data processing                                     208        159         69         56
  Professional services                               146        252         48         51
  Bankcard expense                                    117        103         40         36
  Directors' fees                                     110         59         35         20
  FDIC insurance                                       81        145         (5)        46
  Other                                               399        440        136        129
                                                   ------     ------     ------     ------
    Total noninterest expenses                      3,268      3,397      1,048      1,063
                                                   ------     ------    -------     ------
    Income before income tax expense                1,238        635        522        261
Income tax expense                                    483        240        207         95
                                                   ------     ------     ------     ------
    Net income                                     $  755     $  395     $  315     $  166
                                                   ======     ======     ======     ======
    Net income per common and equivalent share     $ 0.65     $ 0.35     $ 0.26     $ 0.14
                                                   ======     ======     ======     ======

See accompanying notes to consolidated condensed financial statements.

                          BAY COMMERCIAL SERVICES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1995         1994
                                                                   ------       ------
                                                                      (000'S OMITTED)

Cash flows from operating activities:
  Net income                                                      $    755     $    395
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:

      Depreciation and amortization                                    105           66
      Loan loss benefit                                               (130)         (50)
      Unamortized deferred loan fees, net                              126           33
      Securities (gains) losses                                         35          (11)
      Originations of mortgage loans held for resale                     0       (1,906)
      Originations of SBA loans held for resale                     (1,090)      (1,915)
      Proceeds from the sale of mortgage loans held for resale           0        1,954
      Proceeds from the sale of SBA loans held for resale              188          221
      Receipts net of expenses due to OREO                             (77)         (32)
      Loss on sale of equipment                                          0           12
      Change in interest and fees receivable and other assets         (139)         (64)
      Change in interest payable and other liabilities                 431          (20)
                                                                  --------     --------
    Net cash used in operating activities                              204       (1,317)

Cash flows from investing activities:

  Proceeds from sales of securities available for sale                 965          261
  Proceeds from maturities of securities                            21,709       24,171
  Purchase of securities                                           (18,923)     (22,259)
  Net change in loans                                                 (485)       1,395
  Receipts net of expenses due to OREO                                  77           70
  Purchases of premises and equipment                                  (92)         (77)
  Proceeds from sale of equipment                                        2           29
                                                                  --------     --------
    Net cash provided by investing activities                        3,253        3,590
                                                                  --------     --------
Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits                  3,582        4,216
  Net change in savings and interest-bearing demand deposits        (2,164)       1,643
  Net change in time deposits                                        2,632        1,788
  Net change in certificates of deposit, $100,000 and over            (165)        (685)
  Net change in securities sold under agreement to repurchase        1,042          114
  Exercise of stock option                                               1            0
  Cash dividends paid                                                 (216)           0
                                                                  --------     --------
    Net cash provided by financing activities                        4,712        7,076
                                                                  --------     --------
    Net change in cash and cash equivalents                          8,169        9,349
Cash and cash equivalents at beginning of period                     8,006        5,126
                                                                  --------     --------
Cash and cash equivalents at end of period                        $ 16,175     $ 14,475
                                                                  ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                    $  1,719     $  1,193
      Income taxes                                                     129          148
  Noncash investing activities during the period:
      Loans made in connection with sale of OREO                  $    794     $      0
      Repossession of loan collateral                                  319            0
  Noncash financing activities during the period:
      Reduction of guaranteed ESOP obligation                            0           49

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at September 30, 1995 and December 31, 1994 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) Except as discussed in Note 5 below, the accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1994.

3) Net income per share for the three and nine month periods ended September 30, 1995 and 1994 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding was 1,167,389 and 1,116,480 for the nine month periods ended September 30, 1995 and 1994, respectively. The weighted average number of shares outstanding was 1,197,193 and 1,157,212 for the third quarter of 1995 and 1994, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 39% and 38% for the nine month periods ended September 30, 1995 and 1994, respectively.

5) On January 1, 1995, Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", became effective. Statement No. 114 provides new rules for measuring losses on impaired loans. Impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 amends Statement No. 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan and, as a result, allows creditors to continue to use existing methods for recognizing income on impaired loans. The implementation of these Statements for the first nine months of 1995 had no material impact on the Company's financial statements.

                             BAY COMMERCIAL SERVICES
             THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                  AND IN CERTAIN PERFORMANCE RATIOS (unaudited)

                                             Nine Months             Increase
                                            September 30,           (Decrease)
                                           1995       1994        $            %
                                         -------    -------     ------      ------
                                                     (000'S OMITTED)
  Assets * ............................  $90,857    $84,458     $6,399         7.6%
  Securities - taxable* ...............   20,839     20,408        431         2.1
  Securities - nontaxable .............    2,053      2,134        (81)       (3.8)
  Total loans .........................   51,937     48,714      3,223         6.6
  Nonaccrual loans ....................      271        895       (624)      (69.7)
  Other real estate owned .............      454        832       (378)      (45.4)
  Deposits ............................   80,549     75,118      5,431         7.2
  Shareholders' equity* ...............    8,458      7,825        633         8.1

  Interest-earning assets .............   81,300     73,475      7,825        10.7
  Interest-bearing liabilities ........   57,400     54,436      2,964         5.4

Income Statements:
  Interest income (1) .................  $ 5,576    $ 4,405     $1,171        26.6
  Interest expense ....................    1,726      1,249        477        38.2
                                         -------    -------     ------       -----
    Net interest income (1) ...........    3,850      3,156        694        22.0
  Taxable equivalent adjustment .......       36         46        (10)      (21.7)

    Net interest income ...............    3,814      3,110        704        22.6
  Benefit for loan losses .............      130         50         80       160.0
                                         -------    -------     ------       -----
    Net interest income after benefit
      for loan losses .................    3,944      3,160        784        24.8
  Noninterest income ..................      562        872       (310)      (35.6)
  Noninterest expenses ................    3,268      3,397       (129)       (3.8)
  Income tax expense ..................      483        240        243       101.3
                                         -------    -------     ------       -----
    Net income ........................  $   755    $   395     $  360        91.1%
                                         =======    =======     ======       =====

* Before unrealized gain (loss) on securities available for sale

                                                                   Change
                                                                   ------
Performance Ratios: (2)
  Yield on average earning assets............     9.11%    7.93%    1.18%
  Yield on average earning assets (1)........     9.17%    8.02%    1.15%
  Interest rate on average interest-bearing
      liabilities............................     4.02%    3.07%    0.95%
  Interest expense as a percent of average
      earning assets.........................     2.84%    2.27%    0.57%
  Net yield on average earning assets........     6.27%    5.66%    0.61%
  Net yield on average earning assets (1)....     6.33%    5.75%    0.58%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                             BAY COMMERCIAL SERVICES
             THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                  AND IN CERTAIN PERFORMANCE RATIOS (unaudited)

                                          Three Months Ended            Increase
                                              September 30,            (Decrease)
                                            1995       1994           $          %
                                          -------     -------      ------      -----
                                                     (000'S OMITTED)
  Assets *.............................   $93,016     $85,759      $7,257        8.5%
  Securities - taxable*................    21,690      21,170         520        2.5
  Securities - nontaxable..............     2,317       2,106         211       10.0
  Total loans..........................    51,774      48,463       3,311        6.8
  Nonaccrual loans.....................         3         541        (538)     (99.4)
  Other real estate owned..............       378         828        (450)     (54.3)
  Deposits.............................    82,231      76,224       6,007        7.9
  Shareholders' equity *...............     8,712       8,023         689        8.6

  Interest-earning assets..............    83,692      75,288       8,404       11.2

  Interest-bearing liabilities.........    58,191      54,618       3,573        6.5

Income Statements:
  Interest income (1)..................   $ 1,917     $ 1,566      $  351       22.4%
  Interest expense.....................       596         448         148       33.0
                                          -------     -------      ------      -----
    Net interest income (1)............     1,321       1,118         203       18.2
  Taxable equivalent adjustment........         9          15          (6)     (40.0)

    Net interest income................     1,312       1,103         209       18.9
 Benefit for loan losses...............        80          50          30       60.0
                                          -------     -------     -------      -----
    Net interest income after benefit
      for loan losses..................     1,392       1,153         239       20.7
  Noninterest income...................       178         171           7        4.1
  Noninterest expenses.................     1,048       1,063         (15)      (1.4)
  Income tax expense...................       207          95         112      117.9
                                          -------     -------      ------      -----
    Net income.........................   $   315     $   166      $  149       89.8%
                                          =======     =======      ======      =====

* Before unrealized gain (loss) on securities available for sale

                                                                   Change
                                                                   ------
Performance Ratios: (2)
  Yield on average earning assets                 9.04%    8.17%    0.87%
  Yield on average earning assets (1)             9.09%    8.25%    0.84%
  Interest rate on average interest-bearing
      liabilities                                 4.06%    3.25%    0.81%
  Interest expense as a percent of average
      earning assets                              2.83%    2.36%    0.47%

  Net yield on average earning assets             6.21%    5.81%    0.40%
  Net yield on average earning assets (1)         6.26%    5.89%    0.37%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1994

OVERVIEW

Net income of Bay Commercial Services ("the Company") was $755,000 for the first nine months of 1995 compared to $395,000 for the first nine months of 1994. Net income per share was $0.65 for the 1995 period compared to $0.35 for the 1994 period.

The $360,000 or 91% increase in net income for the 1995 period compared to the 1994 period was principally due to a $704,000 or 23% increase in net interest income, a $129,000 or 4% reduction in noninterest expenses, and a $130,000 credit to the provision for loan losses. These improvements were partially offset by a $310,000 or 36% decrease in noninterest income and a $243,000 or 101% increase in income tax expense.

Total assets were $95,231,000 at September 30, 1995, representing a $6,038,000 or 7% increase over December 31, 1994. The increase in assets reflected the use of funds generated principally from deposit growth of $3,885,000 or 5% and increases of $1,042,000 or 101% in repurchase agreements and $896,000 or 11% in total shareholders' equity during the period. Additionally, the asset mix shifted during the 1995 period as total securities declined $3,448,000 or 13% while federal funds sold increased $6,870,000 or 272% and total loans increased $2,076,000 or 4%.

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

Net interest income of $3,814,000 for the first nine months of 1995 increased $704,000 or 23% compared to the first nine months of 1994. The increase reflected a $7,825,000 or 11% growth in average earning assets and an increase in the net interest margin to 6.33% from 5.75% for the same period in 1994. The growth in average interest-earning assets between the 1995 and 1994 periods was principally due to growth of $3,847,000 or 8% in average earning loans and $3,628,000 or 117% in average federal funds sold. The yield on average earning assets increased to 9.11% for the 1995 period compared to 7.93% for the 1994 period, reflecting higher market interest rates between the periods.

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

The following table presents the Company's interest rate sensitivity gap position at September 30, 1995. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

       9

                                                 INTEREST SENSITIVITY PERIOD
                                           ----------------------------------------
                                                        (000'S OMITTED)
                                               3       Over 3     Over 1
                                            months     months     year to    Over 5
                                            or less    to 1 year  5 years    years         Total
 Interest rate sensitive assets:
  Loans (net of nonaccrual)                 $39,604     $2,966    $ 6,130     $ 4,943     $53,643
  Securities (before unrealized gain or
    loss on securities available for sale)    3,983      2,232      9,016       7,306      22,537
  Federal funds sold                          9,400          0          0           0       9,400
                                            -------     ------    -------     -------     -------
    Total                                    52,987      5,198     15,146      12,249      85,580
Interest rate sensitive liabilities:
  Interest-bearing
    transaction accounts                      5,301          0          0           0       5,301
  Savings deposits                           21,127          0          0           0      21,127
  Time deposits >$100,000                     9,976      2,267      1,303           0      13,546
  Other time deposits                         9,324      3,583      2,426           1      15,334
  Other borrowed funds                        2,078          0          0           0       2,078
                                            -------     ------    -------     -------     -------
    Total                                    47,806      5,850      3,729           1      57,386
                                            -------     ------    -------     -------     -------
Interest rate sensitivity gap               $ 5,181     $ (652)   $11,417     $12,248     $28,194

Cumulative interest rate
 sensitivity gap                            $ 5,181     $4,529    $15,946     $28,194

Cumulative interest rate
 sensitivity gap to total assets               5.4%       4.8%      16.7%       29.6%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at September 30, 1995, indicates that the Company, on a cumulative gap basis, is asset sensitive over all the time periods shown. This suggests that if interest rates were to rise, net interest income could rise while in a declining interest rate environment, net interest income could fall.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company provides for potential loan losses by a charge to operating income based upon the current composition of the loan portfolio, past loan loss experience, current and projected economic conditions, an evaluation of the risk elements in the loan portfolio and other factors that, in Management's judgment, deserve recognition in estimating loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additions to the allowance based on their evaluations of information available to them at the time of their examination. Management will charge off loans to the allowance for loan losses when it determines there has been a permanent impairment of the related carrying values.

The allowance for loan losses reflects an amount sufficient to cover estimated loan losses and is maintained at a level which, in Management's opinion, is adequate to absorb potential credit losses inherent in loans, outstanding loan commitments and standby letters of credit.

As of September 30, 1995, the allowance for loan losses was $966,000 compared to $756,000 at December 31, 1994. The increased allowance reflected net loan recoveries of $340,000 during the first nine months of 1995, partially offset by a $130,000 credit to the provision for loan losses during the second and third quarters of 1995. The ratio of the allowance for loan losses to total loans was 1.8% at September 30, 1995, and 1.5% at December 31, 1994. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at September 30, 1995, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to reductions in nonperforming loans and recoveries of loans previously written off, in addition to moderate loan growth and the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the first nine months of either 1995 or 1994, and the reserve was decreased by $130,000 by a credit to the provision for loan losses during the first nine months of 1995 and a $50,000 credit during the first nine months of 1994.

Information on nonperforming loans for the nine month periods ending September 30, 1995 and September 30, 1994, and the twelve month period ended December 31, 1994, is summarized in the following table.


                                     September 30,  December 31,  September 30,
                                          1995          1994           1994
                                      -----------   -----------   ------------
                                                    (000's OMITTED)
Net loan charge-offs (recoveries)...     $ (340)        $ 10         $ (180)
 Ratio of net loan charge-offs
  (recoveries) to average loans.....       (0.7)%          0           (0.2)%

Nonperforming loans:
  Nonaccrual loans..................          0         $626         $  832
  Accruing loans past due
    90 days or more.................          0            0              0
                                        -------         -------       -----
    Total nonperforming loans.......          0         $626         $  832

Ratio of nonperforming loans
  to total loans....................          0 %          1.2%         1.7 %
Ratio of allowance for loan
  losses to nonperforming loans.....          0 %        120.8%       110.9 %

Other real estate owned.............     $  378         $854         $  796

There were no nonperforming loans at September 30, 1995 compared to $626,000 at December 31, 1994, and $832,000 at September 30, 1994.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $378,000 at September 30, 1995, consisted of three properties. OREO balances declined $476,000 or 56% compared to December 31, 1994, due to the sale of two OREO properties during the first six months of 1995. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $562,000 for the first nine months of 1995 declined $310,000 or 36% compared to the first nine months of 1994. The largest change was a $258,000 or 84% decrease in other income which principally reflected a nonrecurring $215,000 recovery in 1994 of prior years' legal and foreclosure costs and other expenses related to the sale of OREO property. Other changes in noninterest income included a $24,000 or 12% reduction in service charges and fees, principally due to reduced deposit account analysis service charges, and a $35,000 loss on sale of securities in 1995 compared to an $11,000 gain on sale of securities in 1994. Partially offsetting these decreases in noninterest income was an increase of $19,000 or 33% in net gain on the sale of OREO.

NONINTEREST EXPENSE

Total noninterest expenses of $3,268,000 for the first nine months of 1995 declined $129,000 or 4% compared to the same period in 1994. The most significant change in noninterest expenses was a $106,000 or 42% decrease for the 1995 period in professional services fees, principally legal expenses related to problem loans. FDIC insurance costs declined $64,000 or 44% compared to the 1994 period due to a recent reduction by the FDIC in assessment rates and the consequent refund of excess premiums paid earlier in 1995. Partially offsetting these improvements were increases of $51,000 or 86% in directors fees and $49,000 or 31% in data processing expenses. The increase in directors' fees reflected a higher rate of compensation in 1995 while the higher data processing charges were due to outsourcing of check and statement processing.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $483,000 for the first nine months of 1995 compared to $240,000 for the first nine months of 1994. The increased income tax expense reflected higher taxable income during the 1995 period. The effective income tax rates were 39% and 38% for the 1995 and 1994 periods, respectively.

                THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1994

OVERVIEW

Net income for the Company for the third quarter of 1995 was $315,000 compared to $166,000 for the third quarter of 1994. Net income per share was $0.26 for the 1995 quarter compared to $0.14 for the 1994 quarter.

The $149,000 or 90% increase in net income for the 1995 quarter compared to the 1994 quarter was principally due to a $209,000 or 19% increase in net interest income and a $30,000 additional credit to the loan loss provision. These improvements were partially offset by a $112,000 or 118% increase in income tax expense.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,312,000 for the third quarter of 1995 increased $209,000 or 19% compared to the third quarter of 1994. The increase reflected the $8,404,000 or 11% growth in average earning assets and an increase in the net interest margin to 6.26% for the 1995 quarter from 5.89% for the 1994 quarter.

The growth in average interest-earning assets between the 1995 and 1994 quarters was due to growth of $3,849,000 or 8% in average earning loans and $3,824,000 or 94% in average federal funds sold. The yield on average earning assets increased to 9.04% for the 1995 quarter compared to 8.17% for the 1994 quarter, reflecting higher market interest rates between the quarters and the asset sensitive position of the Bank.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

An $80,000 credit to the provision for loan losses was provided during the third quarter of 1995 compared to a credit of $50,000 during the third quarter of 1994. These credits were made to reflect reductions in nonperforming loans and recoveries on loans previously written off as well as moderate loan growth and the level of the allowance in relation to both nonperforming and total outstanding loans. Based upon information currently available, Management believes that the allowance for loan losses at September 30, 1995, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

NONINTEREST INCOME

Total noninterest income of $178,000 for the third quarter of 1995 declined $7,000 or 4% compared to the third quarter of 1994. There were no significant fluctuations in any of the individual items comprising noninterest income.

NONINTEREST EXPENSE

Total noninterest expenses of $1,048,000 for the third quarter of 1995 declined $15,000 or 1% compared to the same quarter in 1994. The most significant change in noninterest expenses was a $51,000 or 111% decrease for the 1995 quarter in FDIC insurance expense, reflecting the recent reduction in premium costs and a refund of higher premium payments made earlier in fiscal 1995. This decrease was partially offset by a $15,000 or 75% increase in directors' fees and a $13,000 or 23% increase in data processing charges. The increase in directors' fees reflected a higher rate of compensation in 1995 while the higher data processing charges were due to outsourcing of check and statement processing.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $207,000 for the third quarter of 1995 compared to $95,000 for the third quarter of 1994. The increased income tax expense reflected higher taxable income during the 1995 quarter. The effective income tax rates were 39% and 36% for the 1995 and 1994 quarters, respectively.

FINANCIAL CONDITION

LOANS AND INVESTMENTS

Total loans of $53,642,000 at September 30, 1995 increased $2,076,000 or 4% from December 31, 1994. Average total loans for the first nine months of 1995 increased $3,223,000 or 7% compared to the first nine months of 1994. Total securities at September 30, 1995, declined $3,448,000 or 13% as maturing short-term securities were reinvested in overnight federal funds sold. The $6,870,000 or 272% increase in federal funds sold compared to year-end 1994 allowed the Bank to maintain a strong liquidity position and still earn a relatively high short-term rate of return.

OTHER ASSETS AND OTHER LIABILITIES

As previously discussed, OREO assets at September 30, 1995, declined $476,000 or 56% from December 31, 1994, due to the sale of two properties. Interest and fees receivable increased $180,000 or 33% during the first nine months of 1995, reflecting the increased volume of and higher yield on earning assets. Interest payable and other liabilities at September 30, 1995 were $215,000 or 23% higher than year-end 1994 principally due to an increase in accrued interest payable resulting from the higher average balances and costs of interest-bearing liabilities.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 47% at September 30, 1995, and 42% at December 31, 1994. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 repurchase facility to meet unforeseen outflows. As of September 30, 1995, no borrowed funds were outstanding on these credit agreements. As of September 30, 1995, the Bank did not carry any brokered deposit balances.

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

The following tables present the Company's and the Bank's regulatory capital positions at September 30, 1995, and average total assets for the nine month period ended September 30, 1995:

                                                   RISK BASED CAPITAL RATIO
                                                     At September 30, 1995
                                                        (000's OMITTED)
                                                   Company              Bank
                                                Amount    Ratio     Amount    Ratio
                                                ------    ----      ------    ----
Tier 1 Capital................................. $8,840    14.1%     $8,577    13.7%
Tier 1 Capital minimum requirement               2,514     4.0       2,508     4.0
                                                ------    ----      ------    ----
Excess......................................... $6,326    10.1%     $6,069     9.7%



Total Capital.................................. $9,626    15.3%     $9,361    14.9%

Total Capital minimum requirement..............  5,028     8.0       5,016     8.0
                                                ------    ----      ------    ----
Excess......................................... $4,598     7.3%     $4,345     6.9%
                                                ------    ----      ------    ----
Risk weighted assets...........................      $62,850             $62,704

                                                          LEVERAGE RATIO
                                                    For nine month period ended
                                                        September 30, 1995
                                                          (000's OMITTED)
                                                    Company              Bank
                                                Amount    Ratio     Amount    Ratio
                                                ------    -----     ------    -----
Tier 1 Capital to average total assets......... $8,840     9.7%     $8,577     9.4%
Range of minimum leverage                        2,726-    3.0-      2,721-    3.0-
  requirement..................................  4,543     5.0%      4,535     5.0%
                                                ------    ----      ------    ----
Range of excess................................  4,297-    4.7-      4,042-    4.4-
                                                $6,114     6.7%     $5,856     6.4%
                                                ------    ----      ------    ----
Average total assets...........................      $90,857             $90,706

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended September 30, 1995 and 1994 have not been material.

                      PART II - OTHER INFORMATION

Item 5.     Other Information:  None

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits:  None.

     (b)    Reports on Form 8-K:
               No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                          (Registrant)


Date: October 24, 1995                        By R. M. Kahler
                                          ----------------------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: October 24, 1995                        By R. D. Greenfield
                                          ----------------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

EXHIBIT                                                                   SEQUENTIAL
NUMBER                         EXHIBIT DESCRIPTION                        PAGE NUMBER
-------                        -------------------                        -----------
27                             Financial Data Schedule