Form 10KSB
period 1995-12-31
BAY COMMERCIAL SERVICES
filed 1996-04-01
CIK 707854

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the Fiscal Year Ended: December 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from              to
                                        ------------    ------------

                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
                 (Name of small business issuer in its charter)

                      California                                                    77-2760444
(State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)

1495 East 14th Street, San Leandro, California                                         94577
(Address of principal executive offices)                                            (Zip code)

Issuer's telephone number (510) 357-2265

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, No Par Value
                                                                      (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO
     -----        -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year: $ 8,172,000

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 1996: $ 7,117,790

         State the number of shares of Common Stock outstanding at March 5, 1996: 1,076,720

Documents Incorporated by Reference:                              Part of Form 10-KSB
- ------------------------------------                              -------------------

1995 Annual Report to Shareholders for fiscal year            Part II, Items 5, 6, 7 and 8
ended December 31, 1995.

Proxy Statement for 1996 Annual                               Part III, Items 9, 10, 11 and 12
Meeting of Shareholders to be filed
pursuant to Regulation 14A.

         Transitional Small Business Disclosure Format (Check one):
Yes            No   X
    -----         -----

                                TABLE OF CONTENTS

ITEM 1 -   DESCRIPTION OF BUSINESS..........................................   1

ITEM 2 -   DESCRIPTION OF PROPERTY..........................................  26

ITEM 3 -   LEGAL PROCEEDINGS................................................  27

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  27

ITEM 5 -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  27

ITEM 6 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  27

ITEM 7 -   FINANCIAL STATEMENTS.............................................  27

ITEM 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................  27

ITEM 9 -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................  27

ITEM 10 -  EXECUTIVE COMPENSATION...........................................  28

ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  28

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  28

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K.................................  29

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         Bay Commercial Services (the "Company") is a California corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on June 7, 1981. Bay Bank of Commerce (the "Bank"), was incorporated as a California banking corporation on August 11, 1980 and became a wholly-owned subsidiary of the Company through a reorganization in 1983.

         At present, the Company's principal business is conducted through the Bank. At December 31, 1995, the Company had total consolidated assets of $92,819,000. The Bank accounted for $92,676,000 or 99.8% of the total assets of the Company. The Company's primary source of income, other than interest earned on the Company's capital, is the receipt of dividends and rent from the Bank. The Bank is a full service commercial bank serving the cities of San Leandro and Hayward and the surrounding area in California. The Company itself does not engage in any business activities other than the ownership of the Bank, nor does it own any other subsidiaries. The Company regularly reviews options to expand the operations of the Bank and may seek opportunities for acquiring or forming other banks and non-banking subsidiaries.

         The Company is regulated by the Federal Reserve Board (the "FRB") and, pursuant to that authority, is examined periodically by the Federal Reserve Bank of San Francisco.

BAY BANK OF COMMERCE - GENERAL BANKING SERVICES

         At December 31, 1995, the Bank had total assets of $92,676,000, total loans of $58,152,000 and total deposits of $80,253,000. The Bank provides a wide range of commercial banking services to individuals, professionals, and small and medium-sized businesses through its principal office in San Leandro, California and one branch office in Hayward, California. In order to attract these types of customers, the Bank offers personalized services and banking convenience. The services provided include checking, interest checking, savings and interest-bearing demand, money market and other time deposit accounts; commercial, real estate and consumer loans; travelers' checks; safe deposit boxes; collection services; night depository facilities and wire and telephone transfers. The Bank is a member of the Federal Deposit Insurance Corporation and the deposits of each depositor are insured up to $100,000. Professional firms and individuals and businesses form the core of the Bank's customer and deposit base.

         The Bank's Small Business Administration ("SBA") loan department has been a component of the Bank's operations since 1985. Total SBA loan fundings for 1995 were $1,090,000. None of these loans were sold by the Bank. With a decline in SBA loan volume in recent years precipitated by increased competition from other bank and non-bank financial entities, the Bank's SBA Division was downsized during 1994 to better reflect the lower level of activity. The Bank is still active in marketing SBA loans and continues as a Preferred (PLP) lender with the Small Business Administration.

         During 1994, the Bank inaugurated Bay Investment Services, a mutual funds and annuities sales program, under which the Bank has contracted with CoreLink Financial, Inc., a registered broker-dealer, to provide Bank customers with the opportunity to purchase non-FDIC insured investment products. In June 1995, after one year of operations, the Bank determined that the market for non-bank investment products was too limited and has stopped actively marketing these products. The Bank does, however, intend to maintain its capability to offer these products in order to satisfy customer needs.

EXISTING LOCATIONS

         The Bank's headquarters are located at 1495 East 14th Street, San Leandro, California and the Bank operates one branch office located at 1030 La Playa Drive, Hayward, California. The Bank also has an extension office located at 1500 Washington Avenue, San Leandro, California, which houses its SBA division. The Bank currently has no branch applications pending or any plans to open additional branch offices.

DEPOSITS

         Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 1995, the Bank had a total of 3,495 accounts representing 1,433 noninterest- bearing demand deposits (checking) accounts with an average balance of approximately $17,700 each; 1,328 savings, interest-bearing demand, and money market accounts with an average balance of approximately $19,300 each; and 734 time accounts with an average balance of approximately $38,900 each.

LENDING ACTIVITIES

         The Bank concentrates its lending activities in the areas of commercial real estate mortgage loans, commercial loans to businesses and individuals and real estate construction loans. At December 31, 1995, real estate loans held for investment accounted for 60%, commercial loans accounted for 23%, SBA loans held for sale accounted for 8%, real estate construction loans accounted for 4% and consumer installment and other loans accounted for 5% of the Bank's loan portfolio. See "SELECTED STATISTICAL INFORMATION -- LOAN PORTFOLIO AND LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES" herein for information concerning the composition and maturities of the loan portfolio. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current market interest rates.

         Except as described in the discussion which accompanies Table F, Summary of Nonaccrual, Past Due and Restructured Loans, the Bank's loan portfolio is not concentrated in any one category and includes loans to individuals, partnerships and corporations for diverse purposes.

         At December 31, 1995, the Bank had net loans outstanding of $57,170,000. Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect currently perceived risks of loss associated with its loan portfolio, adjustments are made to the Bank's allowance for loan losses. At December 31, 1995, the Bank's allowance for loan losses was $982,000 or 1.7% of total loans. The Bank's entire allowance is a valuation allowance, which has been created by direct charges against operations. See "SELECTED STATISTICAL INFORMATION -- SUMMARY OF LOAN LOSS EXPERIENCE" herein for a discussion of management's policy for establishing and maintaining the allowance for loan losses.

CORRESPONDENT BANKS

         The Bank has correspondent relationships with the Bank of California, Union Bank, Bank of America, N.T.&S.A. and First Interstate Bank of California. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers, including arranging loan participations, investment services, sale of federal funds, and obtaining lines for letters of credit. As a net seller of federal funds (overnight interbank loans), the Bank also maintains such correspondent relationships to minimize the risk of undue concentration of its resources with a few institutions. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

EMPLOYEES

         At December 31, 1995, the Company employed thirty-eight (38) full-time employees and eleven (11) part-time employees.

SELECTED STATISTICAL INFORMATION

         The following tables present certain consolidated statistical information concerning the business of the Company and the Bank. This information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders (the "Annual Report"), which have been incorporated herein by reference.

         DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         Table A sets forth the Company's consolidated average balance sheets for the years ended December 31, 1995 and 1994 and an analysis of interest rates and the interest rate differential.

         Table B sets forth the changes in interest income and interest expense in 1995 and 1994 resulting from changes in volume and changes in rates.

         SECURITIES PORTFOLIO

         The book value of investment securities and securities available for sale at December 31, 1995 and 1994, and maturities and weighted average yield of securities at December 31, 1995 are set forth in Table C.

         LOAN PORTFOLIO

         The composition of the loan portfolio at December 31, 1995 and 1994 is summarized in Table D.

         Maturities and sensitivity to changes in interest rates in the loan portfolio, excluding real estate-mortgage loans, installment loans and lease financing, at December 31, 1995 are summarized in Table E.

         Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 1995 and 1994. Set forth in the text accompanying Table F is a discussion of the Company's policy for placing loans on nonaccrual status.

         SUMMARY OF LOAN LOSS EXPERIENCE

         Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 1995 and 1994.

         Set forth in the text accompanying Table G is a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expense in each fiscal year, a table showing the allocation of the allowance for loan losses, as well as a discussion of management's policy for establishing and maintaining the allowance for loan losses.

         DEPOSITS

         Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 1995 and 1994.

         Table I sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1995.

         RETURN ON EQUITY AND ASSETS

         Table J sets forth certain financial ratios for the years ended December 31, 1995 and 1994.

                                     TABLE A

      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table sets forth consolidated average assets, liabilities and shareholders' equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 1995 and 1994. The average balances are averages of daily balances.

                                                     1995                                  1994
                                       ---------------------------------    ---------------------------------
                                                                 Average                              Average
                                       Average      Interest      Rates     Average      Interest      Rates
                                       Balances      Income       Earned    Balances      Income       Earned
                                       --------     --------     -------    --------     --------     -------
ASSETS

Securities (amortized cost):
  Taxable                              $ 20,370     $  1,217       5.97%    $ 21,368     $  1,076       5.04%
  Non-taxable(1)                          2,186          158       7.23%       2,113          186       8.80%
                                       --------     --------      -----     --------     --------      -----
    Total securities                     22,556        1,375       6.10%      23,481        1,262       5.37%
Federal funds sold                        6,469          368       5.69%       3,688          155       4.20%
Loans(2)(3)                              52,627        5,764      10.95%      48,256        4,729       9.80%
                                       --------     --------      -----     --------     --------      -----
  Total interest-earning assets(1)       81,652     $  7,507       9.19%      75,425     $  6,146       8.15%
Less allowance for loan losses             (852)                                (931)
Nonaccrual loans                            203                                  853
Cash and due from banks                   6,333                                6,622
Premises and equipment                    2,214                                2,405
OREO                                        432                                  819
Other assets                              1,140                                  977
                                       --------                             --------
   TOTAL ASSETS                        $ 91,122                             $ 86,170
                                       ========                             ========

Average earning loans/average
earning assets                            64.45%                               63.98%
                                       ========                             ========


                                                                     (continued)

                                                             1995                                 1994
                                               ---------------------------------   ---------------------------------
                                                                         Average                             Average
                                               Average     Interest       Rates     Average     Interest      Rates
                                               Balances    Expense        Paid     Balances     Expense       Paid
                                               --------    --------      -------   --------     --------     -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Savings and interest-bearing demand           $27,529     $   716       2.60%     $28,008     $   638       2.28%
  Time                                           22,986       1,240       5.39%      19,803         833       4.21%
  Certificates of deposit, $100,000 and           5,176         294       5.68%       6,406         261       4.07%
    over
  Other borrowed funds (4)                        1,313          60       4.57%       1,021          34       3.33%
                                                -------     -------                 -------      ------
    Total interest-bearing liabilities           57,004       2,310       4.05%      55,238       1,766       3.20%
  Demand deposits                                24,571                              22,473
Other liabilities                                   989                                 555
Shareholders' equity                              8,558                               7,904
                                                -------                             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY

                                                $91,122                             $86,170
                                                 ======                             =======
Interest income and average rate                              7,507       9.19%                   6,146       8.15%
   earned on earning assets(1)
Interest expense and average interest                         2,310       2.83%                   1,766       2.34%
   cost related to earning assets
                                                            -------       ----                   ------       ----
 Net interest income and margin (5)                         $ 5,197       6.36%                  $4,380       5.81%
                                                            =======       ====                   ======       ====

- ------------
(1) Interest on non-taxable investment securities and total interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1995 and 1994 in adjusting interest on tax-exempt investment securities to a fully taxable basis. The amount of the taxable equivalent adjustment was $51,000 and $60,000 in 1995 and 1994, respectively.

(2) Loan interest income includes loan fees of $271,000 in 1995 and $267,000 in 1994.

(3)     Average loans do not include nonaccrual loans.

(4) Interest expense on other borrowed funds, does not include interest paid on guarantee of ESOP debt, which is classified as ESOP expense.

(5) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

                                     TABLE B

                            RATE AND VOLUME ANALYSIS

        The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in asset and liability volumes and changes in rates. The change in interest due to both rate and volume has been allocated to changes due to volume and rate in proportion to the relationship of absolute dollar amounts of change in each.

                                                  Period Ended December 31,
                                                  -------------------------

                                                   (Dollars in thousands)

                                   1995 Compared to 1994            1994 Compared to 1993
                                   ---------------------            ---------------------
                                Volume      Rate      Total      Volume      Rate      Total
                                ------      ----      -----      ------      ----      -----
Increase (decrease) in:
 Income from earning assets:
   Securities:
    Taxable (book value)       $   (52)   $   193    $   141    $   349    $  (116)   $   233
    Non-taxable (1)                  6        (34)       (28)       (25)        (6)       (31)
                               -------    -------    -------    -------    -------    -------
      Total securities             (46)       159        113        324       (122)       202
  Federal funds sold               145         68        213         (9)        53         44
  Loans                            450        585      1,035        186        123        309
                               -------    -------    -------    -------    -------    -------
      Total (1)                    549        812      1,361        501         54        555
                               -------    -------    -------    -------    -------    -------
Interest expense:
  Total interest bearing
    liabilities:
    Savings and interest-
      bearing demand               (11)        89         78         11          6         17
    Time                           148        259        407         93        118        211
    Certificates of deposit,
      $100,000 and over            (56)        89         33        (29)        22         (7)
    Other borrowed funds            12         14         26        (12)         5         (7)
                               -------    -------    -------    -------    -------    -------
      Total                         93        451        544         63        151        214
                               -------    -------    -------    -------    -------    -------
Net interest earnings (1)      $   456    $   361    $   817    $   438    $   (97)   $   341
                               =======    =======    =======    =======    =======    =======

- -----------
(1)      Taxable equivalent basis.  See Note 1 to Table A.

                                     TABLE C

                              SECURITIES PORTFOLIO

        The following tables set forth the amortized cost of securities held to maturity and the market value of securities available for sale at December 31, 1995 and 1994 and the amortized cost, maturities, and weighted average yield of securities at December 31, 1995.

                                                                Amortized Cost
                                                                At December 31,
                                                                ---------------
SECURITIES HELD TO MATURITY                                     (In Thousands)

                                                               1995        1994
                                                               ----        ----
Securities of U.S. government agencies and corporations       $4,380     $11,869
Obligations of states and political subdivisions               2,831       2,954
                                                              ------     -------
                                                              $7,211     $14,823
                                                              ======     =======

                                                                 Market Value
                                                               At December 31,
                                                             -------------------
SECURITIES AVAILABLE FOR SALE                                   (In Thousands)

                                                              1995         1994
                                                              ----         ----
Securities of U.S. government agencies and corporations      $12,695     $ 2,792
Other securities                                                 504       8,373
                                                             -------     -------
                                                             $13,199     $11,165
                                                             =======     =======

                                      TABLE C

                                                                                Maturing
                                  -----------------------------------------------------------------------------
AMORTIZED COST                                           After One             After Five
                                    In One Year           Through               Through              After
(Dollars in thousands)                Or Less            Five Years            Ten Years           Ten Years              Total
                                      -------            ----------            ---------           ---------              -----
                                  Amount    Yield     Amount     Yield     Amount     Yield    Amount     Yield    Amount      Yield
                                  ------    -----     ------     -----     ------     -----    ------     -----    ------      -----
HELD TO MATURITY:
Securities of U.S.
 government agencies
 and corporations                 $   --      --     $ 3,201     5.94%    $  996      6.71%     $183      9.00%    $ 4,380     6.24%
Obligations of states
 and political
 subdivisions (1)                    241    6.29%      1,103     5.93%     1,487      5.12%       --        --       2,831     5.53%
                                  ------    ----     -------     ----     ------      ----      ----      ----     -------     ----
Total held to maturity               241    6.29%      4,304     5.94%     2,483      5.76%      183      9.00%      7,211     5.96%
                                  ------    ----     -------     ----     ------      ----      ----      ----     -------     ----
AVAILABLE FOR SALE:
Securities of U.S.
 government agencies
 and corporations                    994    5.73%      7,551     5.90%     4,000      6.47%       --        --      12,545     6.06%
Other securities                     500    7.86%         --       --         --        --        --        --         500     7.86%
                                  ------    ----     -------     ----     ------      ----      ----      ----     -------     ----
Total available for sale           1,494    6.44%      7,551     5.90%     4,000      6.47%       --        --      13,045     6.13%
                                  ------    ----     -------     ----     ------      ----      ----      ----     -------     ----
Total securities                  $1,735    6.42%    $11,855     5.91%    $6,483      6.19%     $183      9.00%    $20,256     6.07%
                                  ======    ====     =======     ====      =====      ====      ====      ====     =======     ====


(1) Interest on non-taxable securities and total interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1995 in adjusting interest on tax-exempt investment securities to a fully taxable basis.

                                     TABLE C

        At December 31, 1995 investment securities from the following issuers each totaled over ten percent (10%) of shareholders' equity of the Company:

                                                 Amortized Cost     Market Value
                                                 --------------     ------------
            Federal Home Loan Mortgage
            Corporation                           $ 4,732,121       $ 4,809,640
            Federal National Mortgage               4,987,622         5,047,915
            Association
            Federal Home Loan Bank                  6,204,143         6,269,390
            Student Loan Marketing
            Association                             1,000,894         1,004,790
                                                  -----------       -----------
                                                  $16,924,780       $17,131,735




                                     TABLE D

                                 LOAN PORTFOLIO

        The composition of the loan portfolio at December 31, 1995 and 1994 is summarized in the table below.

                                                         1995        1994
                                                         ----        ----
                                                           (In Thousands)

       Commercial, financial and agricultural           $13,319    $12,416
       Real estate:
         Construction                                     2,250      1,039
         Mortgage                                        35,137     33,229
       Held for sale                                      4,984      3,929
       Installment                                        1,211        885
       Other                                              1,810        656
                                                        -------    -------
                                                         58,711     52,154

       Deferred loan fees                                  (559)      (588)
                                                        -------    -------
                                                        $58,152    $51,566
                                                        =======    =======

                                     TABLE E

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

        The following table presents information concerning loan maturities and sensitivity to changes in interest rates in the loan portfolio, as well as loans that have fixed or floating interest rates at December 31, 1995.


                                                             (In Thousands)

       Maturity Distribution of                       After One      After
       Selected Loans:                    One Year     Through       Five
                                          Or Less     Five Years     Years        Total
                                          --------    ----------    -------      -------
         Commercial, financial            $ 7,382      $ 4,278      $ 3,351      $15,011
           and agricultural
         Real estate-construction           2,250           --           --        2,250
         Other                              4,414       12,074       24,962       41,450
                                          -------      -------      -------      -------
                                          $14,046      $16,352      $28,313      $58,711
                                          =======      =======      =======      =======
       Sensitivity to Changes
         in Interest Rates:
         Loans with fixed
           interest rates                 $ 2,736      $ 6,553      $ 8,125      $17,414

         Loans with floating
           interest rates                  41,297           --           --       41,297
                                          -------      -------      -------      -------
                                          $44,033      $ 6,553      $ 8,125      $58,711
                                          =======      =======      =======      =======



                                     TABLE F

             SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

        A summary of nonaccrual, past due and restructured loans at December 31, 1995 and 1994 is set forth below:

                                                      December 31,
                                                     (In Thousands)
                                                     --------------

                                                    1995        1994
                                                    ----        ----
               Nonaccrual                          $  --        $626
               Accruing loans past due 90
                 days or more                         99          --
               Restructured loans                  $  --          --
                                                   -----        ----
                                                   $  99        $626
                                                   =====        ====

        The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. Interest income from nonaccrual loans is not accrued on the books, but rather is recorded only when and if received and the principal is deemed to be collectible.

        Loans are placed on a nonaccrual basis and any accrued but unpaid interest is reversed and charged against income when the payment of interest or principal is ninety days or more past due, except when the loan is well secured and in the process of collection. The Bank had no nonaccrual loans at December 31, 1995 and nonaccrual loans at December 31, 1994 constituted approximately 1.2% of total gross loans. Loans in the nonaccrual category are treated as nonaccrual loans even though the Bank may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off. The Senior Loan Officer, on at least a quarterly basis, assesses the loan portfolio to determine which loans should be added to or removed from the quarterly Watch list. The Bank's internal Loan Review Examiner grades all new commercial loans and all credits where the total liability equals or exceeds the reporting limit. If either the Senior Loan Officer or the Loan Review Examiner detects a serious deficiency, the loan is placed on the next quarterly Watch list.

        Once a loan is on the Watch list, the Loan Officers are required to complete a "Report of Collection Activity" and to make at least monthly status reports. While the loan is on the Watch list, the Senior Loan Officer oversees and coordinates the Loan Officer's efforts to either rehabilitate the loan or effect collection in an expeditious manner.

        Restructured loans reflect situations in which, due to the inability of the borrower to comply with the original terms of the loan, the terms have been modified, usually with the accrual of interest at a reduced rate. As of December 31, 1995, the Bank had no restructured loans.

        There was no interest income on nonaccrual or restructured loans that would have been recognized for the year ended December 31, 1995, if the loans had been current in accordance with their original terms.

        There are no loans, which were current at December 31, 1995, where serious doubt exists as to the ability of the borrower to comply with the present loan repayment terms.

        Outstanding loans to contractors engaged in construction and land development constituted $3,204,343 or 5% of total loans at December 31, 1995. The loans are a cross-section of types, from commercial to real estate construction, and are not all secured by real estate. The borrowers as a group, however, are engaged in business activities which could be affected by changing conditions in the real estate market. There were no other categories of loans representing a concentration of 10% or more of total loans at December 31, 1995, except as set forth in Table D above.

                                     TABLE G

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes loan loss experience as of and for the years ended December 31, 1995 and 1994.

                                                             1995         1994
                                                             ----         ----
                                                          (Dollars in thousands)

Loans outstanding at December 31                           $58,711      $52,154
                                                           =======      =======
Average loans outstanding during period                    $52,830      $49,109
                                                           =======      =======
Allowance for loan losses:
  Balance at beginning of year                             $   756      $   866
  Deduct loans charged-off:
    Commercial, financial and agricultural                      --           15
    Real estate - mortgage                                      24           78
    Other                                                        3           40
                                                           -------      -------
      Total loans charged-off                                   27          133
                                                           -------      -------
  Add recoveries of loans charged-off:
    Commercial, financial and agricultural                     398          117
    Other                                                       10            6
                                                           -------      -------
      Total recoveries                                         408          123
                                                           -------      -------

    Net recoveries (charge-offs)                               381          (10)
  Add
    Provision credited to operating expense                    155          100
                                                           -------      -------
  Balance at end of year                                   $   982      $   756
                                                           =======      =======
Allowance for loan losses as a percentage
  of outstanding loan balance                                  1.7%         1.5%
                                                           =======      =======
Net recoveries to average loans outstanding                    0.7%          --%
                                                           =======      =======


        In evaluating the allowance for loan losses, the Company considers such factors as: historical loan loss experience; management's review of outstanding credits; the current and projected size and composition of the loan portfolio; expectations of future economic conditions and their impact on particular industries and specific borrowers; evaluation of the underlying collateral for secured loans; and periodic evaluations made by Bank regulatory authorities.

        Although the Bank does not specifically allocate its allowance for loan losses on the basis of type of loan, using these criteria the allocation of the allowance for loan losses would be as set forth below:

                                         Allowance for Loan Losses by Loan Type
                                            1995                          1994
                                ----------------------------   ---------------------------
                                          Percent of Loans                Percent of Loans
                                          in Each Category                in Each Category
(Dollars in thousands)            Amount   to Total Loans      Amount      to Total Loans
                                  ------  ----------------     ------     ----------------
Commercial, financial
  and agricultural                $184           23%            $174             24%
Real estate - construction          11            4%               5              2%
Real estate - mortgage             256           60%             262             64%
Held for sale                       14            8%               4              7%
Installment                         19            2%              12              2%
Other                               25            3%              10              1%
Unallocated                        473                           289
                                  ----                          ----
                                  $982                          $756
                                  ====                          ====


        The Company provides for potential loan losses by a charge to operating income based upon the current composition of the loan portfolio, past loan loss experience, current and projected economic conditions, an evaluation of the risk elements in the loan portfolio and other factors that, in Management's judgment, deserve recognition in estimating loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additions to the allowance based on their evaluations of information available to them at the time of their examination. Management will charge off loans to the allowance when it determines that there has been a permanent impairment of the related carrying values.

                                     TABLE H

                                    DEPOSITS

        The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 1995 and 1994.

                                             1995                   1994
                                             ----                   ----
(Dollars in Thousands)
                                      Balance     Rate        Balance    Rate
                                      -------     ----        -------    ----
Noninterest-bearing demand
   deposits                           $24,571     N/A         $22,473    N/A
Savings and interest-bearing
   demand                              27,529     2.60%        28,008    2.28%
Time                                   22,986     5.39%        19,823    4.20%
                                      -------                 -------
                                      $75,086                 $70,304
                                      =======                 =======

                                     TABLE I

                                  TIME DEPOSITS

        The following table sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1995.

                               (In Thousands)

               Three months or less             $10,749
               Over 3 through 6 months              979
               Over 6 through 12 months             900
               Over 12 months                     1,002
                                                -------
                                                $13,630
                                                =======

                                     TABLE J

                           RETURN ON EQUITY AND ASSETS

        The following table sets forth certain financial ratios for the years ended December 31, 1995 and 1994.

           (Dollars in thousands)                         1995          1994
                                                          ----          ----
           Net income                                  $     945     $     619
           Net income
                    To average assets                        1.0%          0.7%
                    To average shareholders' equity         11.1%          7.9%
           Dividends declared per share to              .38 to 1      .36 to 1
             net income per share
           Average shareholders' equity to                   9.4%          9.1%
             average assets

COMPETITION

        In California and in the Bank's primary service area, major banks dominate the commercial banking industry. Among the advantages these banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand. By virtue of their larger amounts of capital, such institutions have substantially greater lending limits than the Bank and perform certain functions, including trust services and international banking, which are not presently offered directly by the Bank but are offered indirectly by the Bank through correspondent institutions. The Bank also competes for loans and deposits with savings and loan associations, finance companies, money market funds, brokerage houses, credit unions, and other nonfinancial institutions.

        The Bank's primary service area consists principally of the cities of Oakland, San Leandro and Hayward and the unincorporated areas of Castro Valley and San Lorenzo which, at June 30, 1995, contained eighty (80) competing banking offices, including the Bank, and twenty-one (21) branch offices of other independent banks. At June 30, 1995, the Bank's primary service area also contained twenty-five (25) offices of savings and loan associations.

        From time to time, legislation is proposed or enacted which has the effect of increasing the cost of doing business, limiting permissible activities or affecting the competitive balance between banks and other financial institutions. It is impossible to predict the competitive impact these and other changes in legislation will have on commercial banking in general or on the business of the Bank in particular. See "SUPERVISION AND REGULATION - Recent and Proposed Legislation".

SUPERVISION AND REGULATION

THE COMPANY

        The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve"). It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine the Company and the Bank.

        The BHC Act requires the Company to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of the voting shares of such bank. However, amendments to the BHC Act effected by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed further below, expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

        The Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. The Company is also generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such activities and unless the Federal Reserve approves the acquisition.

        The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer obtaining other services provided by it, the Company or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Bank and its affiliates. Affiliates of the Bank and the Company are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for loans by the Bank to any affiliate.

THE BANK

        As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California State Banking Department ("SBD") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

        The regulations of these state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development activities, and the maximum rates of interest allowed on certain deposits.

        Under state law, the Bank may invest in capital stock, obligations or other securities of corporations. However, as a result of federal legislation enacted during 1991, the Bank will be prohibited from relying on these provisions of state law in the future. See "Recent and Proposed Legislation," herein.

CHANGE IN CONTROL

        The Holding Company Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Financial Code also contains approval requirements for the acquisition of 10% or more of the securities of a person or entity which controls a California licensed bank. Finally, the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "Hart-Scott Act"), together with regulations of the Federal Trade

Commission, may require certain filings to be made with the Federal Trade Commission and the United States Department of Justice, and certain waiting periods to expire, prior to consummation of an acquisition of a company's voting securities.

CAPITAL ADEQUACY REQUIREMENTS

        The Company is subject to the Federal Reserve's capital guidelines for bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. As noted below, the federal banking agencies have proposed regulations which would impose additional capital requirements on banks based on the market risk in foreign exchange and commodity activities and in the trading of debt and equity investments. In addition, the Bank is subject to specific capital requirements imposed by the FDIC and the SBD.

        THE FEDERAL RESERVE AND FDIC

        The Federal Reserve has established risk-based and leverage capital guidelines for bank holding companies which are similar to the FDIC's capital adequacy regulations for nonmember banks. The Federal Reserve guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.

        The Federal Reserve capital guidelines for bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital(1) and "supplemental capital elements," or Tier 2 capital(2). The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.

        Both bank holding companies and nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent (8%), at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve to those assets.

        The Federal Reserve and the FDIC have established a minimum leverage ratio of three percent (3%) Tier 1 capital to total assets for bank holding companies and nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the three percent (3%) minimum for a minimum of four percent (4%) or five percent (5%).





- -------------------------
(1) Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

(2) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.

        Set forth below are the Company's and the Bank's risk based and leverage capital ratios as of December 31, 1995:

                                                              RISK BASED CAPITAL RATIO
                                                               (Dollars in thousands)
                                                       Company                        Bank
                                                       -------                        ----
                                               Amount            Ratio       Amount           Ratio
                                               ------            -----       ------           -----
Tier 1 Capital                                 $8,674            13.6%       $8,788           13.8%
Tier 1 Capital minimum requirement              2,551             4.0%        2,545            4.0%
                                               ------            ----        ------           ----
     Excess                                    $6,123             9.6%       $6,243            9.8%
                                               ======            ====        ======           ====

Total Capital                                  $9,471            14.9%       $9,583           15.1%
Total Capital minimum requirement               5,101             8.0%        5,090            8.0%
                                               ------            ----        ------           ----
     Excess                                    $4,370             6.9%       $4,493            7.1%
                                               ======            ====        ======           ====
Risk weighted assets                                   $63,766                       $63,623
                                                       =======                       =======





                                                                  LEVERAGE RATIO
                                                              (Dollars in thousands)

                                                      Company                        Bank
                                                      -------                        ----
                                              Amount            Ratio      Amount             Ratio
                                              ------            -----      ------             -----
Tier 1 Capital to average total assets        $8,674            9.5%       $8,788             9.7%
Range of minimum leverage                      2,734            3.0%        2,729             3.0%
 requirement                                    to               to          to                to
                                               4,556            5.0%        4,549             5.0%
                                              ------
Range of excess                                4,118            4.5%        4,239             4.7%
                                                to               to          to                to
                                              $5,940            6.5%       $6,059             6.7%
                                              ======            ===        ======             ===
Average total assets*                                 $91,122                       $90,974
                                                      =======                       =======

(*Average total assets do not include unrealized gains/losses on securities available for sale.)

        Recently adopted regulations by the federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

        Further, the banking agencies recently have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The banking agencies also have proposed an inter-agency policy statement to establish a minimum capital charge for interest rate risk.

        In certain circumstances, the FDIC or the Federal Reserve may determine that the capital ratios for an FDIC-insured bank or a bank holding company must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations. A bank or bank holding company which does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC or the Federal Reserve to ensure the maintenance of required capital levels.



PAYMENT OF DIVIDENDS

        The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1995, there were no outstanding shares of preferred stock.

        The principal sources of cash revenue to the Company have been dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

        Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the SBD, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

        The FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by the bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

        In addition to the regulations concerning minimum uniform capital adequacy requirements discussed above, the FDIC has established guidelines regarding the maintenance of an adequate allowance for loan and lease losses. Therefore, the future payment of cash dividends by the Bank to the Company will generally depend, in addition to regulatory approval, upon the Bank's earnings during any fiscal period, the assessment of the respective Boards of Directors of the capital requirements of such institutions and other factors, including the maintenance of an adequate allowance for loan and lease losses and any regulatory restrictions under which the institutions are operating.


IMPACT OF FEDERAL AND CALIFORNIA TAX LAWS

        The following are the more significant federal and California income tax provisions affecting commercial banks.

        CORPORATE TAX RATES

        The federal corporate tax rate is 34% for up to $10 million of taxable income, and 35% for taxable income over $10 million. The 1% differential is phased out between $15 million and approximately $18.3 million so that corporations with over approximately $18.3 million of taxable income are taxed at a flat rate of 35%.

        CORPORATE ALTERNATIVE MINIMUM TAX

        Generally, a corporation will be subject to an alternative minimum tax ("AMT") to the extent the tentative minimum tax exceeds the corporation's regular tax liability. The tentative minimum tax is equal to (a) 20 percent of the excess of a corporation's "alternative minimum taxable income" ("AMTI") over an exemption amount, less (b) the alternative minimum foreign tax credit. AMTI is defined as taxable income computed with special adjustments and increased by the amount of tax preference items for a tax year. An important adjustment is made for "adjusted current earnings," which generally measures the difference between corporate earnings and profits (as adjusted) and taxable income. Finally, a corporation's net operating loss (computed for AMT purposes), if any, can be utilized only up to 90% of AMTI, with the result that a corporation with current year taxable income will pay some tax.

        BAD DEBT DEDUCTION

        The Tax Reform Act of 1986 (the "1986 Act") required a bank with average adjusted bases of all assets exceeding $500 million (a "large bank") to compute its bad debt deduction using the specific charge-off method. Under that method, a deduction is taken at the time the debt becomes partially or wholly worthless. The 1986 Act, as modified by the Revenue Reconciliation Act of 1990 (the "1990 Act"), continued to permit a bank not meeting the definition of a large bank to use either the specific charge-off method or the "experience" reserve method, under which the addition to bad debt reserve is based on the bank's actual loss experience for the current year and five preceding years. The U.S. Treasury has promulgated regulations which permit a bank to elect to establish a conclusive presumption that a debt is worthless, based on applying a single set of standards for both regulatory and tax accounting purposes.

        INTEREST INCURRED FOR TAX-EXEMPT OBLIGATIONS

        Generally, taxpayers are not allowed to deduct interest on indebtedness incurred to purchase or carry tax-exempt obligations. This rules applies to a bank, to the extent of its interest expense that is allocable to tax-exempt obligations acquired after August 7, 1986. A special exception applies, however, to a "qualified tax-exempt obligation," which includes any tax-exempt obligation that (a) is not a private activity bond and (b) is issued after August 7, 1986 by an issuer that reasonably anticipates it will issue not more than $10 million of tax-exempt obligations (other than certain private activity bonds) during the calendar year. Interest expense on qualified tax-exempt obligations is deductible, although it is subject to a 20 percent disallowance under special rules applicable to financial institutions.

        NET OPERATING LOSSES

        Generally, a bank is permitted to carry a net operating loss ("NOL") back to the prior three tax years and forward to the succeeding fifteen tax years. If the NOL of a commercial bank is attributable to a bad debt deduction taken under the specific charge-off method after December 31, 1986, and before January 1, 1994, however, such portion of the NOL may be carried back ten years and carried forward five years. The 1990 Act clarified that a commercial bank's bad debt loss is treated as a separate NOL to be taken into account after the remaining portion of the NOL for the year.

        AMORTIZATION OF INTANGIBLE ASSETS INCLUDING BANK DEPOSIT BASE

        Prior to the Revenue Reconciliation Act of 1993 (the "1993 Act"), there was considerable controversy regarding the amortization (depreciation) of certain intangible assets, such as customer lists and similar items. Generally, the issue involved whether the intangible asset represented nonamortizable goodwill or a separate and distinct asset which could be amortized over its useful life.

        The 1993 Act provides that certain intangible property acquired by a taxpayer must be amortized over a 15 year period. For this purpose, acquired assets required to be amortized include goodwill and the deposit base or any similar asset acquired by a financial institution (such as checking and savings accounts, escrow accounts and similar items). The 15 year amortization rule generally applies to property acquired after August 10, 1993.

        MARK-TO-MARKET RULES

        The 1993 Act introduced certain "mark-to-market" tax accounting rules for "dealers in securities." Under these rules, certain "securities" held at the close of a taxable year must be marked to fair market value, and the unrealized gain or loss inherent in the security must be recognized in that year for federal income tax purposes. Under the definition of a "dealer," a bank or financial institution that regularly purchases or sells loans may be subject to the new rules. The rules generally are effective for tax years ending on or after December 31, 1993.

        Certain securities are excepted from the mark-to-market rules provided the taxpayer timely complies with specified identification rules. The principal exceptions affecting banks are for (1) any security held for investment and (2) any note, bond, or other evidence of indebtedness acquired or originated in the ordinary course of business and which is not held for sale. If a taxpayer timely and properly identifies loans and securities as being excepted from the mark-to-market rules, these loans and securities will not be subject to these rules. Generally, a financial institution may make the identification of an excepted debt obligation in accordance with normal accounting practices, but no later than 30 days after acquisition.

        CALIFORNIA TAX LAWS

        A commercial bank is subject to the California franchise tax at a special bank tax rate based on the general corporate (non financial) rate plus 2%. The rate for calendar income year 1995 was 11.3%. The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

        California has adopted substantially the federal AMT, subject to certain modifications. Generally, a bank is subject to California AMT in an amount equal to the sum of (a) seven percent of AMTI (computed for California purposes) over an exemption amount and (b) the excess of the bank tax rate over the general corporation tax rate applied against net income for the taxable year, unless the bank's regular tax liability is greater.

        California permits a bank to compute its deduction for bad debt losses under either the specific charge-off method or according to the amount of a reasonable addition to a bad debt reserve.

        California has incorporated the federal NOL provisions, subject to significant modifications for most corporations. First, NOLs arising in income years beginning before 1987 are disregarded. Second, no carryback is permitted, and for most corporations NOLs may be carried forward only five years. Third, in most cases, only fifty percent of the NOL for any income year may be carried forward. Fourth, NOL carryover deductions are suspended for income years beginning in calendar years 1991 and 1992, although the carryover period is extended by one year for losses sustained in income years beginning in 1991 and by two years for losses sustained in income years beginning before 1991. Finally, the special federal NOL rules regarding bad debt losses of commercial banks do not apply for California purposes.

        Finally, in 1994, California enacted legislation conforming to the federal tax treatment of amortization of intangibles and goodwill, with certain modifications. No deduction is allowed under this provision for any income year beginning prior to 1994.

        The various laws discussed herein contain other changes that could have a significant impact on the banking industry. The effect of these changes is uncertain and varied, and it is unclear to what extent any of these changes may influence the Company's or the Bank's operations or the banking industry generally.

        In addition, there are several tax bills currently pending before Congress which could have a significant impact on the banking industry. As of March 18, 1996, it is uncertain whether these bills will be enacted and what impact these bills will have on the Company or the Bank.

IMPACT OF MONETARY POLICIES

        The earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Bank and, therefore, the Company, are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated recently by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

RECENT AND PROPOSED LEGISLATION

        Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

        RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

        In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act ("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, on September 29, 1995, one year after the date of its enactment, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies may approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. Riegle-Neal includes several other provisions which may have an impact on the Company's and the Bank's business. The provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between U.S. and foreign banks, evaluation on a bank-wide, state-wide and, if applicable, metropolitan area basis of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

        California has adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "IBBA"), which became effective on October 2, 1995. The IBBA is concerned with the supervision of state chartered banks which operate across state lines, and covers such areas as branching, applications for new facilities and mergers, consolidations and conversions, among other things. The IBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured and depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate. In addition, pursuant to the IBBA, California "opts in early" to the Riegle-Neal provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the IBBA, a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office.

        The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company or the Bank, the competitive environment in which the Company and the Bank operate, or the impact on the Company or the Bank of any regulations to be proposed under Riegle-Neal or the IBBA.

        FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 ("FDICIA")

                 General

        FDICIA primarily addresses the safety and soundness of the deposit insurance funds, supervision of and accounting by insured depository institutions and prompt corrective action by the federal bank regulatory agencies with respect to troubled institutions. FDICIA gives the FDIC, in its capacity as federal insurer of deposits, broad authority to promulgate regulations to assure the viability of the deposit insurance funds, including regulations concerning safety and soundness standards. FDICIA also places restrictions on the activities of state-chartered institutions and on institutions failing to meet minimum capital standards and provides enhanced enforcement authority for the Federal banking agencies. FDICIA also strengthened Federal Reserve Act regulations regarding insider transactions.

                 Prompt Corrective Action

        FDICIA amended the FDIA to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of these provisions is to impose greater scrutiny and more restrictions on institutions as they descend the capitalization ladder.

        FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized;(3) (b) Adequately Capitalized;(4) (c) Undercapitalized;(5) (d) Significantly Undercapitalized;(6) and (e) Critically Undercapitalized.(7) All insured institutions (e.g., the Bank) are barred from making capital distributions or paying management fees to a controlling person (e.g., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.

        An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to the following mandatory supervisory actions immediately upon notification of its capital category: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under Section 38 of the FDIA, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) requirement that the institution submit within the time allowed by the FDIC a capital restoration plan, which must include (a) the steps the institution will take to become adequately capitalized, (b) the levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with restrictions or requirements imposed on its activities, (d) the types and levels of activities in which the institution will engage, and (e) such other information as the FDIC may require; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the institution has been adequately capitalized, on the average, for four consecutive quarters; (6) restrictions on growth of the institution's total assets so that its average total assets during any calendar quarter do not exceed its average total assets during the preceding calendar quarter unless (a) the FDIC has accepted the institution's capital restoration plan, (b) any increase in total assets is consistent with the capital restoration plan, and (c) the institution's ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time; and (7) limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business unless the FDIC has accepted the institution's capital plan and has granted prior approval.

        In addition to the above, the FDIC may take any of the actions described below for institutions which fail to submit and implement a capital restoration plan.

        Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, will be required to do or comply with one or more of the following: (1) sell enough additional capital, including voting shares, to bring the institution to an adequately capitalized level or if one or more grounds exist for appointing a conservator or receiver for the institution,

- -------------------------

(3) Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to any written agreement or order issued by the FDIC.

(4) Adequately Capitalized means a total risk-based ratio of 8% or more, a Tier 1 risk-based ratio of 4% or more and a leverage ratio of 4% or more (3% or more if the institution has received the highest composite rating in its most recent report of examination) and does not meet the definition of a Well Capitalized institution.

(5) Undercapitalized means a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or a leverage ratio of less than 4%.

(6) Significantly Undercapitalized means a financial institution with a total risk-based ratio of less than 6%, a Tier 1 risk-based ratio of less than 3% or a leverage ratio of less than 3%.

(7) Critically Undercapitalized means a financial institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

be acquired by or combined with another insured depository institution; (2) restrict transactions with affiliates; (3) restrict interest rates paid on deposits to the prevailing rates in the region where the institution is located, as determined by the FDIC; (4) restrict asset growth or reduce total assets more stringently than described above; (5) terminate, reduce or alter any activity (including any activity conducted by a subsidiary of the institution) determined by the FDIC to pose an excessive risk to the institution; (6) hold a new election for the institution's board of directors; (7) dismiss directors or senior officers and/or employ new officers, subject to agency approval; (8) cease accepting deposits from correspondent depository institutions, including renewals and rollovers of prior deposits; (9) divest or liquidate any subsidiary that is in danger of becoming insolvent and poses a significant risk to the institution or that is likely to cause significant dissipation of the institution's assets or earnings; or (10) take any other action that the FDIC determines to be appropriate.

        In addition, significantly undercapitalized institutions are prohibited from paying any bonus or raise to a senior executive officer without prior FDIC approval. No such approval will be granted to an institution which is required but has failed to submit an acceptable capital restoration plan. Further, the FDIC may impose one or more of the restrictions applicable to critically undercapitalized institutions set forth below.

        In addition to all of the above restrictions, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the FDIC determines that other action would better achieve the purposes of the FDIA. A determination of alternate action by the FDIC is effective for only 90 days, after which period the FDIC must reexamine whether to appoint a conservator or receiver for the bank. Critically undercapitalized institutions which are not placed in conservatorship or receivership may be subject to additional stringent operating restrictions.

                 Other Provisions of FDICIA

        FDICIA required the federal banking agencies to adopt regulations or guidelines with respect to safety and soundness standards. The agencies have adopted uniform Guidelines which are used, primarily in connection with examinations, to identify and address problems at insured depository institutions before capital becomes impaired. The federal bank regulatory agencies recently proposed asset quality and earnings standards which would be added to the safety and soundness Guidelines.

        FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits. An undercapitalized institution will not be allowed to solicit brokered deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market area in which such deposits would otherwise be accepted. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

        FDICIA also adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution.

        Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution.

        FDICIA also places restrictions on insured state bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.

        Finally, the federal banking agencies recently have proposed regulations establishing new capital requirements for general market risk and specific risk as they pertain to the trading activities of a banking organization and to the organization's other foreign exchange and commodities activities. Because these and other proposed regulations are subject to change before they are adopted in final form, their ultimate impact on the Company and the Bank cannot yet be determined.

OTHER

        Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Federal Reserve, the FDIC and the SBD may affect the business of the Company or the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.


ITEM 2 - DESCRIPTION OF PROPERTY

        The Company and the Bank have their principal offices in a modern facility located at 1495 East 14th Street, San Leandro, California 94577, which serves as the Bank's headquarters office. The headquarters office consists of 11,000 square feet of interior space and includes eight (8) teller stations, a night depository and an automated teller machine.

        The Bank entered into a lease for the premises which commenced on April 1, 1981, extends for a term of twenty-five years and provided for rental payments of $4,000 per month for the first ten years of the lease term. On the tenth anniversary, April 1, 1991, the monthly rental payment obligation of the Bank was raised to $10,310. As of the fifteenth anniversary, April 1, 1996 and for the five year period ending March 31, 2001, the monthly rental payment obligation of the Bank will remain at $10,310. Each fifth anniversary thereafter, the monthly rental amount is to be adjusted as negotiated by the Bank and the lessor or, if the parties are unable to agree on such adjustment, by arbitration. The lease also grants to the Bank a right of first refusal in the event of a proposed sale of the leased premises.

        The Bank entered into an 18-year lease which commenced on October 1, 1987, pursuant to which the Bank acquired an additional 3,000 square feet of office space at 1475 East 14th Street adjacent to its original headquarters office. The lease provided for monthly rental payments of $1,800 for the first three years, and $2,200, $2,680, and $3,270, respectively, for each subsequent five-year period. The area accommodates the accounting department, computer operations, storage facilities and certain operations functions.

        The Bank has invested approximately $2,630,000 through December 31, 1995 in leasehold improvements and furniture, fixtures and equipment in its headquarters office, which includes 1495 and 1475 East 14th Street, San Leandro.

        The Bank's SBA and construction divisions ares located in the Bank's extension office at 1500 Washington Avenue, San Leandro, California 94577. The premises consists of a one-story wood frame structure which has a floor area of 2,072 square feet. There is a parking lot adjacent to the building. The property was purchased by the Company at a cost of $196,512 in 1985, and the premises are leased from the Company by the Bank for the SBA and construction divisions at a monthly rental of $2,000. The Bank invested approximately $254,000 in leasehold improvements and furniture, fixtures and equipment in its extension office through December 31, 1995.

        The Bank's Hayward branch office is located in a modern facility at 1030 La Playa Drive, Hayward, California. The Hayward branch office consists of 4,285 square feet of interior space and includes four (4) teller stations, and a night depository and an automated teller machine.

        The Bank purchased the Hayward branch premises in February, 1993 at a total cost of $700,000. The Bank invested approximately $688,000 in leasehold improvements and furniture, fixtures and equipment in its Hayward branch office through December 31, 1995.

ITEM 3 - LEGAL PROCEEDINGS

        Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than ordinary routine litigation incidental to their respective businesses nor are any such proceedings known to be contemplated by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        For information concerning the Company's Common Stock and related shareholder matters, see "Stock Prices and Dividend Information" on the inside back cover of the Annual Report, which is incorporated herein by reference, and "SUPERVISION AND REGULATION" under the heading "ITEM 1 - BUSINESS" above.

        As of March 5, 1996, there were 465 holders of record of the Company's Common Stock.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        For Management's Discussion and Analysis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 15 through 19 of the Annual Report, which is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

        For consolidated financial statements of the Company, see consolidated balance sheets at December 31, 1995 and 1994, and consolidated income statements, consolidated statements of cash flows and consolidated statements of shareholders' equity for the years ended December 31, 1995, 1994 and 1993, and notes to consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 and the "Independent Auditors' Report" thereon at Pages 2 through 13 of the Annual Report, which are incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, there are no greater than ten-percent holders of the Company's Common Stock other than Richard M. Kahler, President and Chief Executive Officer of the Company.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for fiscal year 1995, the officers and directors of the Company complied with all applicable filing requirements, except that director William E. Peluso failed to file a Report of Changes in Beneficial Ownership on Form 4 to report one transaction in securities, which was subsequently reported during 1996.

ITEM 10 - EXECUTIVE COMPENSATION

        For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        For information concerning security ownership of certain beneficial owners and management, see "PRINCIPAL SHAREHOLDERS" and "ELECTION OF DIRECTORS OF THE COMPANY" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information concerning certain relationships and related transactions, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "INDEBTEDNESS OF MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS                                         REFERENCE PAGE
- --------------------                                         --------------

                                                          1995
                                                         Annual           Form
                                                         Report          10-KSB
                                                         ------          ------
1.   CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheets at December 31, 1995
      and 1994 .................................           2

     Income Statements for the years
      ended December 31, 1995, 1994 and
      1993 .....................................           3

     Statements of Cash Flows for the
      years ended December 31, 1995,
      1994 and 1993.............................           4

     Statements of Shareholders' Equity
      for the years ended December 31,
      1995, 1994 and 1993 ......................           5

     Notes to Consolidated Financial
      Statements ...............................         6 - 13

     Independent Auditors' Report ..............           13


2.      FINANCIAL STATEMENT SCHEDULES:

        In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

EXHIBITS

        See Index to Exhibits at pages 33-35 of this Form 10-KSB.

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 2-97378, 33-24302 and 33-75330.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21 , 1996                      BAY COMMERCIAL SERVICES
            ----


                                            By: /s/Richard M. Kahler
                                                --------------------------------
                                                   Richard M. Kahler,
                                                   President and Chief
                                                   Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Richard M. Kahler                                     DATE: March 21 , 1996
- -------------------------------------                               ----
Richard M. Kahler,
President and Chief Executive
Officer (Principal Executive Officer)
and Director

Randall D. Greenfield*                                   DATE: March 21 , 1996
- -------------------------------------                               ----
Randall D. Greenfield,
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)
and Secretary

Joshua Fong*                                             DATE: March 21 , 1996
- -------------------------------------                               ----
Joshua Fong, O.D.,
Chairman of the Board of
Directors and Director

                                                         DATE: March     , 1996
- -------------------------------------                                ---
William R. Henson,
Director

                                                         DATE: March     , 1996
- -------------------------------------                                ---
Dimitri V. Koroslev,
Director

William E. Peluso*                                       DATE: March 21 , 1996
- -------------------------------------                               ----
William E. Peluso,
Director

Oswald A. Rugaard*                                       DATE: March 21 , 1996
- -------------------------------------                               ----
Oswald A. Rugaard
Director

*By /s/Richard M. Kahler
    ---------------------------------
       (Richard M. Kahler,
        as Attorney-in-Fact)

                                INDEX TO EXHIBITS


EXHIBIT                                                                SEQUENTIALLY
NUMBER          EXHIBIT                                                NUMBERED PAGE
- -------         -------                                                -------------
2               Not applicable.                                              *

3.1             Articles of Incorporation of                                 *
                Company, as amended to date. (1)

3.2             Bylaws of Company, as amended to                             *
                date. (1)

4               Not applicable.                                              *

9               Not applicable.                                              *

10.1            Lease dated September 28, 1980                               *
                between Bay Bank of Commerce
                and John J. Montero and
                Margaret Montero. (2)

10.2            Employee Stock Ownership Plan                               ___
                of Bay Bank of Commerce, as amended
                and restated as of January 1, 1987.

10.3            Bay Commercial Services 1982                                 *
                Amended and Restated Stock
                Option Plan. (3)

10.4            Form of Stock Option Agreements,
                Amended Stock Option Agreements and
                Supplemental Letter under Bay
                Commercial Services 1982 Amended
                and Restated Stock Option Plan. (4)

10.5            Lease dated October 1, 1987 for                              *
                Bay Bank of Commerce premises at
                1475 East 14th Street, San Leandro,
                California. (4)

10.6            Bay Commercial Services Directors'                           *
                Stock Option Plan and Form of
                Directors Stock Option Agreement. (5)

10.7            Letter dated December 5, 1990                                *
                modifying rental obligation
                under Lease dated September 28,
                1980 between Bay Bank of Commerce
                and John J. Montero and Margaret
                Montero. (6)

10.8            Lease dated November 1, 1990 by                              *
                and between Metro Properties and
                Bay Bank of Commerce for premises
                located at 286 Juana Avenue,
                San Leandro, California. (6)

10.9            Bay Commercial Services Adoption                             *
                Agreement of Nonstandardized Section401(k)
                Profit Sharing Plan and Bank of
                California Defined Contribution
                Master Plan and Trust Agreement. (7)

10.10           Bay Commercial Services 1994 Stock                           *
                Option Plan and Form of Stock Option
                Agreements. (8)

10.11           Mutual Funds and Annuity Services Agreement                  *
                entered into as of February 17, 1994 by and
                between Bay Bank of Commerce and CoreLink
                Financial, Inc. (8)

11              Not applicable.                                              *

12              Not applicable.                                              *

13              Bay Commercial Services 1995 Annual Report                  ___
                to Shareholders (parts not incorporated by
                reference are furnished for informational purposes
                only and are not filed herewith).

16              Not applicable.                                              *

18              Not applicable.                                              *

21              Subsidiaries of the Company. (2)                             *

22              Not applicable.                                              *

23              Independent Auditors' Consent.                              ___

24              Power of Attorney.                                          ___

27              Financial Data Schedule.                                    ___

28              Not applicable.                                              *

- -----------------------
*  Not applicable.


(1) Filed as Exhibits 3.2 and 3.4, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which are incorporated herein by this reference.

(2) Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-14 (Registration No. 2-79801), which is incorporated herein by this reference.

(3) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1987, which is incorporated herein by this reference.

(4) Filed as Exhibits 10.10 and 10.12, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, which are incorporated herein by this reference.

(5) Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(6) Filed as Exhibits 10.10 and 10.11, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which are incorporated herein by this reference.

(7) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, which is incorporated herein by this reference.

(8) Filed as Exhibits 10.14 and 10.15, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which are incorporated herein by this reference.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

1. Bay Commercial Services Employee Stock Ownership Plan, as amended and restated as of January 1, 1987 - Form 10-K for fiscal year ended December 31, 1995, Exhibit 10.2.

2. Bay Commercial Services 1982 Amended and Restated Stock Option Plan - Form 10-Q for the Quarter Ended September 30, 1987, Exhibit 10.1.

3. Form of Stock Option Agreements, Amended Stock Option Agreements and Supplemental Letter under Bay Commercial Services 1982 Amended and Restated Stock Option Plan - Form 10-K for fiscal year ended December 31, 1987,
     Exhibit 10.10.

4. Bay Commercial Services Directors' Stock Option Plan and Form of Directors Stock Option Agreement - Form 10-K for fiscal year ended December 31, 1988,
     Exhibit 10.10.

5. Bay Commercial Services 1994 Stock Option Plan and Form of Stock Option Agreements- Form 10-K for fiscal year ended December 31, 1994, Exhibit 10.14.