Form 10QSB
period 1996-03-31
BAY COMMERCIAL SERVICES
filed 1996-05-14
CIK 707854

- --------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

             For the quarterly period ended March 31, 1996


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

Class                                                             Outstanding at
                                                                     May 1, 1996
Common stock, no par value                                      1,076,720 shares


Transitional Small Business Disclosure Format

YES          NO  X


This report contains a total of 16 pages

FINANCIAL STATEMENTS


                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

                                                                        March 31,     December 31,
                                                                          1996           1995*
                                                                          ----           ----
                                                                            (000'S OMITTED)

                                     ASSETS
Cash and due from banks ........................................        $ 5,317         $ 5,057
Federal funds sold .............................................          8,700           6,700
                                                                        -------         -------
  Cash and cash equivalents ....................................         14,017          11,757
                                                                        -------         -------
Securities available for sale, stated at market value
  (amortized cost of $12,931 for 1996; $13,045 for 1995) .......         12,916          13,199
Securities held to maturity (market values of $6,628
   for 1996; $7,339 for 1995) ..................................          6,614           7,211
Loans held for sale ............................................          3,637           4,984
Loans ..........................................................         53,792          53,168
  Allowance for loan losses ....................................           (969)           (982)
                                                                        -------         -------
  Net loans ....................................................         56,460          57,170
                                                                        -------         -------
Premises and equipment, net ....................................          2,081           2,139
Interest and fees receivable ...................................            756             600
Other real estate owned ........................................            359             359
Other assets ...................................................            443             384
                                                                        -------         -------
  Total assets .................................................        $93,646         $92,819
                                                                        =======         =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand ...................................        $22,986         $26,841
  Savings and interest-bearing demand ..........................         26,303          24,516
  Time .........................................................         27,216          23,773
  Certificates of deposit, $100,000 and over ...................          5,044           5,123
                                                                        -------         -------
  Total deposits ...............................................         81,549          80,253
                                                                        -------         -------
Securities sold under agreements to repurchase .................          2,217           2,203
Interest payable and other liabilities .........................            945           1,596
                                                                        -------         -------
  Total liabilities ............................................         84,711          84,052
                                                                        -------         -------
Commitments and contingent liabilities .........................              0               0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 in 1996 and
    1995 .......................................................          3,662           3,662
  Retained earnings ............................................          5,282           5,011
  Net unrealized gain(loss) on securities available for sale ...             (9)             94
                                                                        -------         -------
  Total shareholders' equity ...................................          8,935           8,767
                                                                        -------         -------
  Total liabilities and shareholders' equity ...................        $93,646         $92,819
                                                                        =======         =======

* 1995 figures are derived from the audited consolidated balance sheet included in the Company's 1995 annual report to shareholders.

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                               1996        1995
                                                               ----        ----
                                                               (000'S OMITTED)
Interest income:
  Loans, including fees ................................      $1,525      $1,378
  Federal funds sold ...................................          35          73
  Investment securities:
    Taxable ............................................         262         298
    Nontaxable .........................................          36          28
                                                              ------      ------
    Total interest income ..............................       1,858       1,777
                                                              ------      ------
Interest expense:
  Deposits:
    Savings & interest-bearing demand ..................         154         175
    Time ...............................................         319         291
    Certificates of deposit, $100,000 and over .........          72          65
  Other borrowed funds .................................          25          10
                                                              ------      ------
    Total interest expense .............................         570         541
                                                              ------      ------
    Net interest income ................................       1,288       1,236
Provision for loan losses ..............................           0           0
                                                              ------      ------
    Net interest income after
      provision for loan losses ........................       1,288       1,236
                                                              ------      ------
Noninterest income:
  Service charges and fees .............................          65          55
  Gain on sale of loans ................................          63           0
  Bankcard income ......................................          57          46
  Loan servicing .......................................          36          46
  Net gain on sale of OREO .............................           0          75
  Securities gains.(losses) ............................           0           0
  Other ................................................          41          14
                                                              ------      ------
    Total noninterest income ...........................         262         236
                                                              ------      ------
Noninterest expenses:
  Salaries and employee benefits .......................         612         597
  Occupancy ............................................         146         150
  Data processing ......................................          74          68
  Professional services ................................          47          47
  Bankcard processing expense ..........................          44          36
  FDIC insurance .......................................           1          43
  Other ................................................         176         161
                                                              ------      ------
    Total noninterest expenses .........................       1,100       1,102
                                                              ------      ------
    Income before income tax expense ...................         450         370
Income tax expense .....................................         179         145
                                                              ------      ------
    Net income .........................................      $  271      $  225
                                                              ======      ======
    Net income per common and equivalent share .........      $ 0.22      $ 0.20
                                                              ======      ======

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                       1996       1995
                                                                       ----       ----
                                                                       (000'S OMITTED)
Cash flows from operating activities:
  Net income .....................................................   $   271    $   225
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization ..............................        78          6
      Unamortized deferred loan fees, net ........................      (305)         1
      Originations of SBA loans held for resale ..................      (268)      (476)
      Proceeds from the sale of SBA loans held for resale ........     1,742          0
      Loss on sale of equipment ..................................         0          2
      Change in interest and fees receivable and other assets ....      (209)      (109)
      Change in interest payable and other liabilities ...........      (268)        16
                                                                     -------    -------
    Net cash provided by (used in) operating activities ..........     1,041       (335)
                                                                     -------    -------
Cash flows from investing activities:
  Proceeds from maturities of securities held for sale ...........       115     10,000
  Proceeds from maturities of securities held to maturity ........     1,131        466
  Purchase of securities held for sale ...........................         0     (5,934)
  Purchase of securities held to maturity ........................      (541)      (113)
  Net change in loans ............................................      (459)       114
  Purchases of premises and equipment ............................       (14)       (26)
                                                                     -------    -------
    Net cash provided by investing activities ....................       232      4,507
                                                                     -------    -------
Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits ..............    (3,855)       940
  Net change in savings and interest-bearing demand deposits .....     1,787       (639)
  Net change in time deposits ....................................     3,443      1,507
  Net change in certificates of deposit, $100,000 and over .......       (79)       (63)
  Net change in securities sold under agreement to repurchase ....        14        (79)
  Exercise of stock option .......................................         0          1
  Cash dividends paid ............................................      (323)      (216)
                                                                     -------    -------
    Net cash provided by financing activities ....................       987      1,451
                                                                     -------    -------
    Net change in cash and cash equivalents ......................     2,260      5,623
Cash and cash equivalents at beginning of period .................    11,757      8,006
                                                                     -------    -------
Cash and cash equivalents at end of period .......................   $14,017    $13,629
                                                                     =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest ...................................................   $   585    $   534
      Income taxes ...............................................       391        148
  Noncash investing activities during the period:
      Loan made in connection with sale of OREO ..................   $     0    $   794

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1995.

3) Net income per share for the three month periods ended March 31, 1996 and 1995 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding was 1,207,738 and 1,144,609 for the three month periods ended March 31, 1996 and 1995, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 40% and 39% for the three month periods ended March 31, 1996 and 1995, respectively.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                  AND IN CERTAIN PERFORMANCE RATIOS (unaudited)

                                           Three Months Ended       Increase
                                               March 31,           (Decrease)
                                            1996      1995        $          %
                                            ----      ----      -----      -----
                                                 (000'S OMITTED)
Average balances:
  Assets * .............................   $90,400   $89,114   $ 1,286       1.4%
  Securities - taxable* ................    16,763    20,831    (4,068)    (19.5)
  Securities - nontaxable ..............     2,976     1,897     1,079      56.9
  Total loans ..........................    59,110    51,750     7,360      14.2
  Nonaccrual loans .....................        62       625      (563)    (90.1)
  Other real estate owned ..............       359       710      (351)    (49.4)
  Deposits .............................    78,180    79,253    (1,073)     (1.4)
  Shareholders' equity * ...............     8,839     8,216       623       7.6

  Interest-earning assets ..............    81,531    79,044     2,487       3.1
  Interest-bearing liabilities .........    56,166    56,273      (107)     (0.2)

Income Statements:
  Interest income (1) ..................   $ 1,875   $ 1,790   $    85       4.7%
  Interest expense .....................       570       541        29       5.4
                                           -------   -------   -------     -----
    Net interest income (1) ............     1,305     1,249        56       4.5
  Taxable equivalent adjustment ........        17        13         4      30.8

    Net interest income ................     1,288     1,236        52       4.2
  Provision for loan losses ............         0         0         0         0
                                           -------   -------   -------     -----
    Net interest income after provision
      for loan losses ..................     1,288     1,236        52       4.2
  Noninterest income ...................       262       236        26      11.0
  Noninterest expenses .................     1,100     1,102        (2)     (0.2)
  Income tax expense ...................       179       145        34      23.4
                                           -------   -------   -------     -----
    Net income .........................   $   271   $   225   $    46      20.4%
                                           =======   =======   =======     =====

* Excluding unrealized gain or loss on securities available for sale

                                                                  Change
                                                                  ------
Performance Ratios: (2)
  Yield on average earning assets             9.14%     9.12%     0.02%
  Yield on average earning assets (1)         9.22%     9.19%     0.03%
  Interest rate on average
      interest-bearing liabilities            4.07%     3.90%     0.17%
  Interest expense as a percent of
      average earning assets                  2.80%     2.78%     0.02%

  Net yield on average earning assets         6.34%     6.34%     0.00%
  Net yield on average earning
    assets (1)                                6.42%     6.41%     0.01%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1995


OVERVIEW

Net income of Bay Commercial Services ("the Company") was $271,000 for the first quarter of 1996 compared to $225,000 for the first quarter of 1995. Net income per share was $0.22 for the 1996 quarter compared to $0.20 for the 1995 quarter.

The $46,000 or 20% increase in net income for the 1996 quarter compared to the 1995 quarter was principally due to a $52,000 or 4% increase in net interest income and a $26,000 or 11% increase in noninterest income. These improvements were partially offset by a $34,000 or 23% increase in income tax expense.

Total assets were $93,646,000 at March 31, 1996, representing an $827,000 or 1% increase over December 31, 1995. During the same period, total deposits increased $1,296,000 and total loans decreased $723,000. Although total loans were lower as of March 31, 1996 as a result of the sale of $1,584,000 in loans guaranteed by the Small Business Administration ("SBA") late in the quarter, the Company experienced overall growth in average outstanding loans during the first quarter of 1996. Average total loans increased by $3,629,000 or 6% compared to the fourth quarter of 1995.

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

Net interest income of $1,288,000 for the first quarter of 1996 increased $52,000 or 4% compared to the first quarter of 1995. The increase reflected a $2,487,000 or 3% growth in average earning assets. The net interest margin was 6.34% for both the 1996 and 1995 quarters.

The growth in average interest-earning assets between the 1996 and 1995 quarters was due to growth of $7,923,000 or 16% in average earning loans which was partially offset by decreases of $2,989,000 or 13% in debt securities and $2,447,000 or 47% in federal funds sold. The yield on average earning assets for the first quarter of 1996 rose slightly to 9.14% compared to 9.12% for the 1995 quarter despite lower market interest rates during the 1996 quarter. The higher yield for the 1996 quarter reflected an increase in the percentage of average earning assets invested in higher yielding loans to 72% compared to 65% for the 1995 quarter.

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

The following table presents the Company's interest rate sensitivity gap position at March 31, 1996. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                               INTEREST SENSITIVITY PERIOD
                                        ------------------------------------------
                                                     (000'S OMITTED)
                                           3        Over 3     Over 1
                                        months      months     year to     Over 5
                                        or less    to 1 year   5 years     years      Total
                                        -------    ---------   -------    --------   -------
 Interest rate sensitive assets:
  Loans (net of nonaccrual)             $41,244    $ 1,168     $ 7,173    $ 8,320    $57,905
  Securities (before unrealized
    gain or loss on securities
    available for sale)                   2,501      1,382       8,462      7,200     19,545
  Federal funds sold                      8,700          0           0         0       8,700
                                        -------    -------     -------    -------    -------
    Total                                52,445      2,550      15,635     15,520     86,150
                                        -------    -------     -------    -------    -------
Interest rate sensitive liabilities:
  Interest-bearing
      transaction accounts                5,502          0           0          0      5,502
  Savings deposits                       20,802          0           0          0     20,802
  Time deposits greater than $100,000    13,726      2,216         903          0     16,845
  Other time deposits                    10,119      4,049       1,246          0     15,414
  Other borrowed funds                    2,127         90           0          0      2,217
                                        -------    -------     -------    -------    -------
    Total                                52,276      6,355       2,149          0     60,780
                                        -------    -------     -------    -------    -------
Interest rate sensitivity gap           $   169    $(3,805)    $13,486    $15,520    $25,370
                                        -------    -------     -------    -------    -------
Cumulative interest rate
 sensitivity gap                        $   169    $(3,636)    $ 9,850    $25,370
                                        -------    -------     -------    -------
Cumulative interest rate
 sensitivity gap to total assets            0.2%      (3.9)%      10.5%      27.1%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at March 31, 1996, indicates that the Company is asset sensitive over all periods except the 3 months to 1 year period during which it is liability sensitive.

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

As of March 31, 1996, the allowance for loan losses was $969,000 compared to $982,000 at December 31, 1995. The decreased allowance reflected net loan chargeoffs of $13,000 during the first quarter of 1996. The ratio of the allowance for loan losses to total loans was 1.7% at March 31, 1996, and at December 31, 1995. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at March 31, 1996, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during either the first quarter of 1996 or 1995.

Information on nonperforming loans for the periods ending March 31, 1996 and December 31, 1995 are summarized in the following table.

                                                     March 31,     December 31,
                                                       1996           1995
                                                       ----           ----
                                                          (000's OMITTED)
Net loan (charge-offs) recoveries ........             $(13)          $381
 Ratio of net loan (charge-offs)
  recoveries to average loans ............                0%           0.7%

Nonperforming loans:
  Nonaccrual loans .......................             $110           $  0
  Accruing loans past due
    90 days or more ......................              449             99
                                                       ----           ----
    Total nonperforming loans ............             $559           $ 99
                                                       ====           ====
Ratio of nonperforming loans
  to total loans .........................              1.0%           0.2%
Ratio of allowance for loan
  losses to nonperforming loans ..........              173%           992%

Other real estate owned ..................             $359           $359

Total nonperforming loans increased from $99,000 at December 31, 1995 to $559,000 at March 31, 1996. The current ratio of nonperforming loans to total loans at 1.0% is well below industry averages. The loans in this category are generally well secured and Management believes they represent a relatively low risk of loss.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $359,000 at March 31, 1996, was unchanged since December 31, 1995, and consists of three properties acquired through foreclosure. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $262,000 for the first quarter of 1996 increased $26,000 or 11% compared to the first quarter of 1995. The most significant increase was a $63,000 gain on the sale of loans during the first quarter of 1996. Other income increased $27,000 or 193% principally due to larger recoveries during the 1996 quarter of prior years' expenses related to problem loans. These increases were partially offset by a $75,000 decrease in net gain on sale of OREO, as there were no sales of OREO property during the 1996 quarter.

NONINTEREST EXPENSE

Total noninterest expenses of $1,100,000 for the first quarter of 1996 were nearly unchanged from $1,102,000 for the first quarter of 1995. The most significant change in noninterest expenses was a $42,000 or 98% decrease for the 1996 quarter in assessment fee paid to the Federal Deposit Insurance Corporation
(FDIC). The lower assessment reflected a reduction in deposit insurance rates for the Bank Insurance Fund.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $179,000 for the first quarter of 1996 compared to $145,000 for the first quarter of 1995. The increased income tax expense reflected higher taxable income during the 1996 quarter. The effective income tax rates were 40% and 39% for the 1996 and 1995 quarters.

FINANCIAL CONDITION

LOANS AND INVESTMENTS

Total loans of $57,429,000 at March 31, 1996 declined $723,000 or 1% from December 31, 1995, due to the loan sale during the first quarter of 1996. As previously discussed, average total loans during the first quarter of 1996 increased $3,629,000 or 6% compared to the fourth quarter of 1995. Total securities at March 31, 1996, declined $880,000 or 4% while overnight federal funds sold increased $2,000,000 compared to year-end 1995.

OTHER ASSETS AND OTHER LIABILITIES

Interest and fees receivable increased $156,000 or 26% during the first quarter of 1996, reflecting the increased volume of earning assets. Interest payable and other liabilities at March 31, 1996 declined $651,000 from year-end 1995 due to the payment in 1996 of a cash dividend of $323,000 and payment of 1995 income taxes.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 40% at March 31, 1996, and 41% at December 31, 1995.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 reverse repurchase facility to meet unforeseen outflows. As of March 31, 1996, no borrowed funds were outstanding on these lines. As of March 31, 1996, the Bank did not carry any brokered deposit balances.

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

The following tables present the Company's and the Bank's regulatory capital positions at March 31, 1996, and average assets over the three month period ended March 31, 1996:

                                                        RISK BASED CAPITAL RATIO
                                                             (000's OMITTED)
                                                       Company              Bank
                                                   Amount    Ratio     Amount    Ratio
                                                   ------    -----     ------    -----
Tier 1 Capital.................................    $8,944    13.9%     $8,740    13.7%
Tier 1 Capital minimum requirement                  2,565     4.0       2,559     4.0
                                                   ------    ----      ------    ----
Excess.........................................    $6,379     9.9%     $6,181     9.7%

Total Capital..................................    $9,748    15.2%     $9,542    14.9%
Total Capital minimum requirement..............     5,130     8.0       5,118     8.0
                                                   ------    ----      ------    ----
Excess                                             $4,618     7.2%     $4,424     6.9%
                                                   ------    ----      ------    ----
Risk weighted assets...........................        $64,124             $63,979

                                                           LEVERAGE RATIO
                                                           (000's OMITTED)
                                                     Company               Bank
                                                 Amount     Ratio    Amount     Ratio
                                                 ------     -----    ------     -----
Tier 1 Capital to average total assets........   $8,944     9.9%     $8,740     9.7%
Range of minimum leverage.....................    2,712-    3.0-      2,708-    3.0-
  requirement.................................    4,520     5.0%      4,513     5.0%
                                                  -----     ---       -----     ---
Range of excess................................   4,424-    4.9-      4,227-    4.7-
                                                 $6,232     6.9%     $6,032     6.7%
                                                  -----     ---       -----     ---
Average total assets...........................      $90,400             $90,257

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended March 31, 1996 and 1995 have not been material.

                           PART II - OTHER INFORMATION


Item 5.     Other Information:  None

Item 6.     Exhibits and Reports on Form 8-K.

     (a)    Exhibits:  None.

     (b)    Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                          (Registrant)


Date: May 10, 1996                        /s/ R. M. Kahler
                                          ----------------------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 10, 1996                        /s/ R. D. Greenfield
                                          ----------------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.
- -----------
   Ex-27            Financial Data Schedule