Form 10-Q
period 1996-06-30
BAY COMMERCIAL SERVICES
filed 1996-08-08
CIK 707854

 -----------------------------------------------------------------------------
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

       /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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


Class                                                            Outstanding at
                                                                  July 29, 1996

Common stock, no par value                                     1,076,720 shares


Transitional Small Business Disclosure Format

YES          NO  X

This report contains a total of 19 pages

FINANCIAL STATEMENTS

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           June 30,    December 31,
                                                              1996         1995
                                                         (unaudited)
                                                          ----------    ---------
                                                             (000'S OMITTED)
                                ASSETS

Cash and due from banks..................................    $ 9,077      $ 5,057
Federal funds sold.......................................      3,300        6,700
                                                             -------      -------
  Cash and cash equivalents..............................     12,377       11,757
                                                             -------      -------
Securities available for sale, stated at market value
  (amortized cost of $12,413 for 1996;
  $13,045 for 1995)......................................     12,361       13,199
Securities held to maturity (market values of $6,584
   for 1996; $7,339 for 1995)............................      6,603        7,211
Loans held for sale......................................      4,039        4,984
Loans....................................................     60,678       53,168
  Allowance for loan losses..............................       (968)        (982)
                                                             -------      -------
  Net loans..............................................     63,749       57,170
                                                             -------      -------
Premises and equipment, net..............................      2,022        2,139
Interest and fees receivable.............................        619          600
Other real estate owned..................................        359          359
Other assets.............................................        467          384
                                                             -------      -------
  Total assets...........................................    $98,557      $92,819
                                                             =======      =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

  Noninterest-bearing demand.............................    $26,002      $26,841
  Savings and interest-bearing demand....................     27,449       24,516
  Time...................................................     28,069       23,773
  Certificates of deposit, $100,000 and over.............      4,950        5,123
                                                             -------      -------
  Total deposits.........................................     86,470       80,253
                                                             -------      -------
Securities sold under agreements to repurchase...........      2,242        2,203
Interest payable and other liabilities...................        709        1,596
                                                             -------      -------
  Total liabilities......................................     89,421       84,052
                                                             -------      -------
Commitments and contingent liabilities...................          0            0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 shares in 1996
    and 1995  ...........................................      3,662        3,662
  Retained earnings......................................      5,506        5,011
  Net unrealized gain(loss) on securities available for sale     (32)          94
                                                             -------      -------
  Total shareholders' equity.............................      9,136        8,767
                                                             -------      -------
  Total liabilities and shareholders' equity.............    $98,557      $92,819
                                                             =======      =======

See accompanying notes to consolidated condensed financial statements.

                BAY COMMERCIAL SERVICES AND SUBSIDIARY
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                                       Six Months Ended           Three Months Ended
                                                           June 30,                    June 30,
                                                      1996         1995           1996          1995
                                                     ------       ------         ------       -------
                                                                      (000'S OMITTED)
Interest income:
  Loans, including fees ..........................   $3,095       $ 2,804        $1,570       $ 1,426
  Federal funds sold .............................      115           177            80           104
  Investment securities
   Taxable .......................................      509           594           247           296
   Nontaxable ....................................       76            57            40            29
                                                     ------       -------        ------       -------
    Total interest income ........................    3,795         3,632         1,937         1,855
                                                     ------       -------        ------       -------
Interest expense:
  Deposits:
    Savings & interest-bearing demand ............      320           368           166           193
    Time .........................................      667           601           348           310
    Certificates of deposit, $100,000 and over ...      139           140            67            75
  Other borrowed funds ...........................       51            21            26            11
                                                     ------       -------        ------       -------
    Total interest expense .......................    1,177         1,130           607           589
                                                     ------       -------        ------       -------
    Net interest income ..........................    2,618         2,502         1,330         1,266
Benefit for loan losses ..........................        0            50             0            50
                                                     ------       -------        ------       -------
    Net interest income after
      benefit for loan losses ....................    2,618         2,552         1,330         1,316
                                                     ------       -------        ------       -------
Noninterest income:
  Service charges and fees .......................      125           113            60            58
  Bankcard income ................................      120           100            63            54
  Gain on sale of loans ..........................      108             7            45             7
  Loan servicing .................................       65            91            29            45
  Net gain on sale of OREO .......................        0            81             0             6
  Securities losses ..............................        0           (35)            0           (35)
  Other ..........................................       74            27            33            13
                                                     ------       -------        ------       -------
    Total noninterest income .....................      492           384           230           148
                                                     ------       -------        ------       -------
Noninterest expenses:
  Salaries and employee benefits .................    1,208         1,186           596           589
  Occupancy ......................................      297           296           151           146
  Professional services ..........................      104            98            57            51
  Data processing ................................      144           139            70            71
  Bankcard expenses ..............................       91            77            47            41
  FDIC insurance .................................        1            86             0            43
  Other ..........................................      454           338           278           177
                                                     ------       -------        ------       -------
    Total noninterest expenses ...................    2,299         2,220         1,199         1,118
                                                     ------       -------        ------       -------
    Income before income tax expense .............      811           716           361           346
Income tax expense ...............................      316           276           137           131
                                                     ------       -------        ------       -------
    Net income ...................................   $  495       $   440        $  224       $   215
                                                     ======       =======        ======       =======
    Net income per common and equivalent share ...   $ 0.42       $  0.38        $ 0.19       $  0.19
                                                     ======       =======        ======       =======

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                      1996            1995
                                                                                     -------        --------
                                                                                         (000'S OMITTED)
Cash flows from operating activities:
  Net income ................................................................       $    495        $    440
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization .........................................            157              33
      Loan loss benefit .....................................................              0             (50)
      Unamortized deferred loan fees, net ...................................           (112)            108
      Securities losses .....................................................              0              35
      Originations of SBA loans held for resale .............................           (611)           (730)
      Proceeds from the sale of SBA loans held for resale ...................          1,742             188
      Loss on sale of equipment .............................................              0               2
      Change in interest and fees receivable and other assets ...............            (82)            (47)
      Change in interest payable and other liabilities ......................           (504)             90
                                                                                    --------        --------
    Net cash provided by operating activities ...............................          1,085              69
                                                                                    --------        --------
Cash flows from investing activities:
  Proceeds from maturities of securities held for sale ......................            635          14,196
  Proceeds from maturities of securities held to maturity ...................          1,132           1,254
  Purchase of securities held for sale ......................................              0          (6,926)
  Purchase of securities held to maturity ...................................           (541)         (5,597)
  Net change in loans .......................................................         (7,598)             38
  Purchases of premises and equipment .......................................            (26)            (51)
                                                                                    --------        --------
    Net cash provided by investing activities ...............................         (6,398)          2,914
                                                                                    --------        --------
Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits .........................           (839)          2,576
  Net change in savings and interest-bearing demand deposits ................          2,933             716
  Net change in time deposits ...............................................          4,296           2,806
  Net change in certificates of deposit, $100,000 and over ..................           (173)           (144)
  Net change in securities sold under agreement to repurchase ...............             39              31
  Exercise of stock option ..................................................              0               1
  Cash dividends paid .......................................................           (323)           (216)
                                                                                    --------        --------
    Net cash provided by financing activities ...............................          5,933           5,770
                                                                                    --------        --------
    Net change in cash and cash equivalents .................................            620           8,753
Cash and cash equivalents at beginning of period ............................         11,757           8,006
                                                                                    --------        --------
Cash and cash equivalents at end of period...................................       $ 12,377        $ 16,759
                                                                                    ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest ..............................................................       $  1,187        $  1,123
      Income taxes ..........................................................            719             129
  Noncash investing activities during the period:
      Loan made in connection with sale of OREO .............................       $      0        $    794
      Repossession of loan collateral .......................................              0             319

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at June 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three month and six month periods ended June 30, 1996 and 1995 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1995.

3) Net income per share for the three and six month periods ended June 30, 1996 and 1995 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding for the six month periods ended June 30, 1996 and 1995 was 1,181,690 and 1,152,487, respectively. The weighted average number of common and equivalent shares outstanding for the second quarter of 1996 and 1995 was 1,155,642 and 1,160,364, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 39% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's effective tax rate was 38% for the second quarters of 1996 and 1995, respectively.

                  BAY COMMERCIAL SERVICES AND SUBSIDIARY
          THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES
           OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                   AND IN CERTAIN PERFORMANCE RATIOS


                                              Six Months Ended                Increase
                                                   June 30,                  (Decrease)
                                             1996           1995            $             %
                                            -------      --------       -------        ------
                                                     (000'S OMITTED)
  Assets * ..........................       $92,449       $89,759       $ 2,690          3.0 %
  Securities - taxable* .............        16,366        20,408        (4,042)       (19.8)%
  Securities - nontaxable ...........         3,102         1,919         1,183         61.6
  Total loans .......................        59,651        52,019         7,632         14.7
  Nonaccrual loans ..................           141           408          (267)       (65.4)
  Other real estate owned ...........           359           492          (133)       (27.0)
  Deposits ..........................        80,226        79,693           533          0.7
  Shareholders' equity * ............         8,971         8,330           641          7.7

  Interest-earning assets ...........        83,541        80,084         3,457          4.3
  Interest-bearing liabilities ......        58,045        56,997         1,048          1.8

Income Statements:
  Interest income (1) ...............       $ 3,830       $ 3,659       $   171          4.7%
  Interest expense ..................         1,177         1,130            47          4.2
                                            -------       -------       -------       ------
    Net interest income (1) .........         2,653         2,529           124          4.9
  Taxable equivalent adjustment .....            35            27             8         29.6

    Net interest income .............         2,618         2,502           116          4.6
  Benefit for loan losses ...........             0            50           (50)      (100.0)
                                            -------       -------       -------       ------
    Net interest income after benefit
      for loan losses ...............         2,618         2,552            66          2.6
                                            -------       -------       -------       ------
  Noninterest income ................           492           384           108         28.1
  Noninterest expenses ..............         2,299         2,220            79          3.6
  Income tax expense ................           316           276            40         14.5
                                            -------       -------       -------       ------
    Net income ......................       $   495       $   440       $    55         12.5%
                                            =======       =======       =======       ======

* Before unrealized gain (loss) on securities available for sale

                                                                    Change
                                                                    ------
Performance Ratios: (2)
  Yield on average earning assets............     9.14%    9.15%    (0.01)%
  Yield on average earning assets (1)........     9.22%    9.21%     0.01 %
  Interest rate on average interest-bearing
      liabilities............................     4.08%    4.00%     0.08 %
  Interest expense as a percent of average
      earning assets.........................     2.83%    2.85%    (0.02)%
  Net yield on average earning assets........     6.31%    6.30%     0.01%
  Net yield on average earning assets (1)....     6.39%    6.36%     0.03%

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                  BAY COMMERCIAL SERVICES AND SUBSIDIARY
          THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES
           OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                   AND IN CERTAIN PERFORMANCE RATIOS


                                              Three Months Ended               Increase
                                                   June 30,                   (Decrease)
                                              1996          1995             $            %
                                            -------       -------         ------       ------
                                                     (000'S OMITTED)
  Assets * ..........................       $94,470       $90,397       $ 4,073          4.5 %
  Securities - taxable* .............        15,966        19,992        (4,026)       (20.1)
  Securities - nontaxable ...........         3,228         1,940         1,288         66.4
  Total loans .......................        60,192        52,286         7,906         15.1
  Nonaccrual loans ..................           219           193            26         13.5
  Other real estate owned ...........           359           277            82         29.6
  Deposits ..........................        82,272        80,130         2,142          2.7
  Shareholders' equity * ............         9,101         8,442           659          7.8

  Interest-earning assets ...........        85,548        81,116         4,432          5.5
  Interest-bearing liabilities ......        59,925        57,713         2,212          3.8

Income Statements:
  Interest income (1) ...............       $ 1,955       $ 1,869       $    86          4.6 %
  Interest expense ..................           607           589            18          3.1
                                            -------       -------       -------        -----
    Net interest income (1) .........         1,348         1,280            68          5.3
  Taxable equivalent adjustment .....            18            14             4         28.6
                                            -------       -------       -------        -----
    Net interest income .............         1,330         1,266            64          5.1
  Benefit for loan losses ...........             0            50           (50)      (100.0)
                                            -------       -------       -------        -----
    Net interest income after benefit
      for loan losses ...............         1,330         1,316            14          1.1
                                            -------       -------       -------        -----
  Noninterest income ................           230           148            82         55.4
  Noninterest expenses ..............         1,199         1,118            81          7.2
  Income tax expense ................           137           131             6          4.6
                                            -------       -------       -------        -----
    Net income ......................       $   224       $   215       $     9          4.2 %
                                            =======       =======       =======        =====

* Before unrealized gain (loss) on securities available for sale

                                                                    Change

                                                                    ------
Performance Ratios: (2)
  Yield on average earning assets                 9.11%    9.17%    (0.06)%
  Yield on average earning assets (1)             9.19%    9.24%    (0.05)%
  Interest rate on average interest-bearing
      liabilities                                 4.07%    4.09%    (0.02)%
  Interest expense as a percent of average
      earning assets                              2.85%    2.91%    (0.06)%

  Net yield on average earning assets             6.26%    6.26%     0.00 %
  Net yield on average earning assets (1)         6.34%    6.33%     0.01 %

(1) Federal taxable equivalent basis.

(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

OVERVIEW

Net income of Bay Commercial Services ("the Company") was $495,000 for the first six months of 1996 compared to $440,000 for the first six months of 1995. Net income per share was $0.42 for the 1996 period compared to $0.38 for the 1995 period.

The $55,000 or 13% increase in net income for the 1996 period compared to the 1995 period was principally due to a $116,000 or 5% increase in net interest income and a $108,000 or 28% increase in noninterest income. These increases were partially offset by a $79,000 or 4% increase in noninterest expenses, a $50,000 benefit for loan losses credited during the 1995 period and a $40,000 or 15% increase in income tax expense.

Total assets were $98,557,000 at June 30, 1996, representing a $5,738,000 or 6% increase over December 31, 1995. Total deposits increased $6,217,000 or 8% during the period and these additional funds were principally invested in loans, which grew $6,579,000 or 12% from year-end 1995.

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

Net interest income of $2,618,000 for the first six months of 1996 increased $116,000 or 5% compared to the first six months of 1995. The increase principally reflected a $3,457,000 or 4% growth in average earning assets. The net interest margin remained relatively unchanged at 6.31% and 6.30% for the 1996 and 1995 periods, respectively.

The growth in average interest-earning assets between the 1996 and 1995 periods was principally due to growth of $7,899,000 or 15% in average earning loans. Average total securities and average federal funds sold declined $2,859,000 or 13% and $1,583,000 or 26%, respectively. The yield on average earning assets remained relatively unchanged at 9.14% compared to 9.15% during the 1995 period. The positive effects of an increase in the proportion of earning assets invested in higher yielding loans, 71% for the 1996 period compared to 64% for the 1995 period, were offset by the lower overall lending and money market rates during the 1996 period.

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

The following table presents the Company's interest rate sensitivity gap position at June 30, 1996. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are available for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.


                                            INTEREST SENSITIVITY PERIOD
                                       ----------------------------------------
                                                  (000'S OMITTED)
                                          3            Over 3          Over 1
                                        months       months to         year to       Over 5
                                       or less         1 year          5 years        years        Total
 Interest rate sensitive assets:
  Loans (net of nonaccrual) ........  $ 44,500        $ 1,320          $ 9,446       $ 9,667       $64,933
  Securities (before unrealized
    gain or loss on securities
    available for sale) ............     3,284            269           10,398         5,065        19,016
  Federal funds sold ...............     3,300              0                0             0         3,300
                                      --------        -------          -------       -------       -------
    Total ..........................    51,084          1,589           19,844        14,732        87,249
                                      --------        -------          -------       -------       -------
Interest rate sensitive liabilities:
  Interest-bearing
      transaction accounts .........     7,535              0                0             0         7,535
  Savings deposits .................    19,914              0                0             0        19,914
  Time deposits >$100,000 ..........    15,012          2,520              559             0        18,091
  Other time deposits ..............     8,845          4,986            1,097             0        14,928
  Other borrowed funds .............     1,359            883                0             0         2,242
                                      --------        -------          -------       -------       -------
    Total ..........................    52,665          8,389            1,656             0        62,710
                                      --------        -------          -------       -------       -------
Interest rate sensitivity gap ......  $ (1,581)       $(6,800)         $18,188       $14,732       $24,539
                                      --------        -------          -------       -------       -------
Cumulative interest rate
 sensitivity gap ...................  $ (1,581)       $(8,381)         $ 9,807       $24,539
                                      --------        -------          -------       -------
Cumulative interest rate
 sensitivity gap to total assets ...      (1.6)%         (8.5)%           10.0%         24.9%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at June 30, 1996, indicates that the Company, on a cumulative gap basis, is liability sensitive over the 3 months or less period and the over 3 months to 1 year period and asset sensitive over the remaining periods.

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

As of June 30, 1996, the allowance for loan losses was $968,000 compared to $982,000 at December 31, 1995. The reduced allowance reflected net loan chargeoffs of $14,000 during the first six months of 1996. The ratio of the allowance for loan losses to total loans was 1.5% at June 30, 1996, and 1.7% at December 31, 1995. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at June 30, 1996, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the first six months of either 1996 or 1995, and the reserve was decreased by a $50,000 credit to the provision for loan losses during the first six months of 1995.

Information on nonperforming loans for the six months ended June 30, 1996 and the year ended December 31, 1995 is summarized in the following table.


                                     June 30, December 31,
                                      1996           1995
                                   -----------   -----------
                                        (000's OMITTED)
Net loan (charge-offs) recoveries       $ (14)        $381
 Ratio of net loan (charge-offs)
  recoveries to average loans ...           0%         0.7%

Nonperforming loans:
  Nonaccrual loans ..............       $ 318         $  0
  Accruing loans past due
    90 days or more .............           0           99
                                        -----         ----
    Total nonperforming loans ...       $ 318         $ 99
                                        =====         ====
Ratio of nonperforming loans
  to total loans ................         0.5%         0.2%
Ratio of allowance for loan
  losses to nonperforming
  loans .........................         304%         992%

Other real estate owned .........       $ 359         $359

Total nonperforming loans increased from $99,000 at December 31, 1995 to $318,000 at June 30, 1996. The current ratio of nonperforming loans to total loans at 0.5% is well below industry averages. The loans in this category are generally well secured and Management believes they represent a relatively low risk of loss.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $359,000 at June 30, 1996, was unchanged since December 31, 1995, and consists of three properties acquired through foreclosure. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $492,000 for the first six months of 1996 increased $108,000 or 28% compared to the first six months of 1995. The greatest change was a $101,000 increase in gain on sale of loans, reflecting a larger sale of loans guaranteed by the Small Business

Administration ("SBA loans") during the first six months of 1996 compared to the first six months of 1995. Other noninterest income increased $47,000 or 174% between the periods, principally due to the 1996 recovery of prior years' expenses related to charged-off loans. Bankcard income was also higher for the 1996 period, with a $20,000 or 20% increase over the 1995 period. These increases in noninterest income for the 1996 period were partially offset by nonrecurring 1995 events which netted $46,000 in noninterest income during the 1995 period, consisting of an $81,000 gain on the sale of other real estate owned and a $35,000 loss on the sale of securities. Noninterest income was further reduced during the 1996 period by a $26,000 or 29% drop in loan servicing income, principally due to SBA loan payoffs.

NONINTEREST EXPENSE

Total noninterest expenses of $2,299,000 for the first six months of 1996 increased $79,000 or 4% compared to the same period in 1995. The principal factor contributing to the increase in noninterest expenses was a $116,000 or 34% increase in other noninterest expense, principally attributable to the settlement of a litigation matter, which was partially offset by an $85,000 or 99% decrease in assessment fees paid to the Federal Deposit Insurance Corporation (FDIC) resulting from a reduction in deposit insurance rates for the Bank Insurance Fund. Other factors contributing to the increase in noninterest expenses included a $22,000 or 2% increase in salaries and employee benefits, a $14,000 or 18% increase in bankcard expense and a $6,000 increase in fees for professional services.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $316,000 for the first six months of 1996 compared to $276,000 for the first six months of 1995. The increased income tax expense reflected higher taxable income during the 1996 period. The effective income tax rate was 39% for both the 1996 and 1995 periods.

                  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

OVERVIEW

Net income for the Company for the second quarter of 1996 was $224,000 compared to $215,000 for the second quarter of 1995. Net income per share was $0.19 for both the 1996 and 1995 quarters.

The $9,000 or 4% increase in net income between the 1996 and 1995 quarters resulted from increases of $64,000 or 5% in net interest income and $82,000 or 55% in noninterest income which were partially offset by an $82,000 or 7% increase in noninterest expense and a nonrecurring $50,000 credit to the provision for loan losses in the 1995 quarter.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,330,000 for the second quarter of 1996 increased $64,000 or 5% compared to the second quarter of 1995. The increase principally reflected a $4,432,000 or 5% growth in average earning assets. The net interest margin remained unchanged at 6.26% for the 1996 and 1995 periods, respectively.

The growth in average interest-earning assets between the 1996 and 1995 periods was principally due to growth of $7,880,000 or 15% in average earning loans. Average total securities and average federal funds sold declined $2,738,000 or 12% and $710,000 or 10%, respectively. The yield on average earning assets declined to 9.11% compared to 9.17% during the 1995 period. The positive effects of an increase in the proportion of earning assets invested in higher yielding loans, 70% for the 1996 quarter compared to 64% for the 1995 quarter, were offset by the lower overall lending and money market rates during the 1996 quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Due to reductions in nonperforming loans and recoveries on loans previously written off, in addition to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the second quarter of 1996 and the reserve was decreased by a $50,000 credit to the provision for loan losses during the second quarter of 1995.

NONINTEREST INCOME

Total noninterest income of $230,000 for the second quarter of 1996 increased $82,000 or 55% compared to the second quarter of 1995. The largest change was a $38,000 or 543% increase during the 1996 quarter in gain on sale of loans. Also contributing to higher noninterest income for the 1996 quarter was a nonrecurring loss of $35,000 on sale of securities during the second quarter of 1995. Other changes in noninterest income between the quarters included a $20,000 or 153% increase in other noninterest income, principally due to the 1996 recovery of prior years' expenses related to charged-off loans, and a $16,000 or 36% decrease in loan servicing income, reflecting loan payoffs during 1996.

NONINTEREST EXPENSE

Total noninterest expenses of $1,199,000 for the second quarter of 1996 increased $81,000 or 7% compared to the same quarter in 1995. The principal factor contributing to the increase in noninterest expenses was a $101,000 or 57% increase in other noninterest expense, principally attributable to the settlement of a litigation matter. Other factors contributing to the increase in noninterest expense included a $7,000 increase in salaries and employee benefits, a $6,000 increase in fees for professional services and a $6,000 increase in bankcard expense.

These increases were partially offset by a $43,000 decrease in assessment fees paid to the FDIC resulting from a reduction in deposit insurance rates for the Bank Insurance Fund.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $137,000 for the second quarter of 1996 compared to $131,000 for the second quarter of 1995. The increased income tax expense reflected higher taxable income during the 1996 quarter. The effective income tax rate was 38% for both the 1996 and 1995 quarters, respectively.

FINANCIAL CONDITION

LOANS AND DEPOSITS

Total loans of $64,717,000 at June 30, 1996 increased $6,565,000 or 11% from December 31, 1995. Total securities declined $1,446,000 or 7% and cash and cash equivalents increased $620,000 or 5% compared to December 31, 1995.

OTHER ASSETS AND OTHER LIABILITIES

As previously discussed, OREO assets of $359,000 at June 30, 1996, were unchanged from December 31, 1995. Interest and fees receivable increased $19,000 or 3% during the first six months of 1996, reflecting the increased volume of earning assets. Interest payable and other liabilities at June 30, 1996, declined $887,000 or 56% from year-end 1995 due to the payment in 1996 of a cash dividend and income taxes payable.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 36% at June 30, 1996, and 41% at December 31, 1995. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 repurchase facility to meet unforeseen outflows. As of June 30, 1996, no borrowed funds were outstanding on these credit agreements. As of June 30, 1996, the Bank did not carry any brokered deposit balances.

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

The following tables present the Company's and the Bank's regulatory capital positions at June 30, 1996, and average assets over the six month period ended June 30, 1996:

                                                       RISK BASED CAPITAL RATIO
                                                           (000's OMITTED)
                                                     Company                Bank
                                                 Amount    Ratio    Amount      Ratio
                                                 ------    -----    ------      -----
Tier 1 Capital ................................ $ 9,168    13.0%    $ 8,934     12.7%
Tier 1 Capital minimum requirement ............   2,829     4.0       2,823      4.0
                                                -------    ----     -------     ----
Excess ........................................ $ 6,339     9.0%    $ 6,111      8.7%

Total Capital.................................. $10,052    14.2%    $ 9,816     13.9%
Total Capital minimum requirement .............   5,658     8.0       5,646      8.0
                                                -------    ----     -------     ----
Excess......................................... $ 4,394     6.2%    $ 4,170      5.9%
                                                -------    ----     -------     ----
Risk weighted assets .......................... $70,722             $70,581
                                                =======             =======

                                                          LEVERAGE RATIO
                                                          (000's OMITTED)
                                                     Company              Bank
                                                Amount     Ratio    Amount     Ratio
                                                ------     -----    ------     -----
Tier 1 Capital to average total assets......... $ 9,168     9.9%   $ 8,934      9.7%
Range of minimum leverage......................   2,773-    3.0-     2,769-     3.0-
  requirement..................................   4,622     5.0%     4,615      5.0%
                                                 ------     ----  --------      ----
Range of excess................................ $ 4,546-    4.9-   $ 4,319-     4.7-
                                                  6,395     6.9%     6,165      6.7%
                                                -------     ----   -------      ----
Average total assets........................... $92,449            $92,306
                                                =======            =======

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended June 30, 1996 and 1995 have not been material.

17
                    PART II - OTHER INFORMATION

Item 4.      Submission of Matter to a Vote of Security Holders.

    (a)      The Company's Annual Meeting of Shareholders was convened on May
             28, 1996.

    (b)      Not required.

    (c)(I) At the 1996 Annual Meeting, the shareholders took the following actions:

          1. Elected Directors of the Company to serve until the 1997 Annual Meeting of Shareholders and until their successors are elected and qualified;

          2. Ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1996 fiscal year;

          3. Approved a proposal to readopt Article EIGHTH of the Company's Articles of Incorporation which requires that certain business combinations be approved by the holders of 66-2/3% of the outstanding shares unless approved by a majority of disinterested directors, certain minimum price requirements are met or state regulatory authorities having jurisdiction over the matter have approved the fairness of the proposed transaction.

       (i) In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated May 1, 1996. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                                        VOTES CAST      VOTES
                         NOMINEE      FOR ELECTION   WITHHELD
                Joshua Fong, O.D.          780,566     56,913
               William R. Henson           780,566     56,913
               Richard M. Kahler           780,566     56,913
             Dimitri V. Koroslev           780,566     56,913
               William E. Peluso           780,566     56,913
               Oswald A. Rugaard           780,566     56,913
                     Abstentions               N/A        N/A
                Broker non-votes               N/A        N/A

      (ii) On the matter of the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the 1996 fiscal year the votes cast were as follows:

                  For              835,322
                  Against                0
                  Abstentions        2,157
                  Broker non-votes       0

     (iii) On the matter of the approval of the proposal to readopt Article EIGHTH of the Company's Articles of Incorporation:

                  For              740,908
                  Against           59,252
                  Abstentions        9,039
                  Broker non-votes  28,280

    (d)      Not required.

Item 5.      Other Information:  None

Item 6.      Exhibits and Reports on Form 8-K.
       (a)   Exhibits:  None.

       (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1996

19
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BAY COMMERCIAL SERVICES
                                  (Registrant)

Date: August 5, 1996                /s/ R. M. Kahler
                                  ----------------------------
                                  R. M. Kahler
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 5, 1996                /s/ R. D. Greenfield
                                  ----------------------------
                                  R. D. Greenfield
                                  Chief Financial Officer
                                  (Principal Accounting Officer)