Form 10QSB
period 1996-09-30
BAY COMMERCIAL SERVICES
filed 1996-11-13
CIK 707854

---------------------------------------------------------------------------
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

        [X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

Class                                         Outstanding at October 31, 1996
Common stock, no par value                                   1,076,720 shares

Transitional Small Business Disclosure Format

YES          NO  X


This report contains a total of 19 pages

FINANCIAL STATEMENTS

                    BAY COMMERCIAL SERVICES AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   September 30, December 31,
                                                          1996         1995
                                                       (unaudited)
                                                        --------    ---------
                                                            (000'S OMITTED)
                                ASSETS
Cash and due from banks...............................   $ 8,176      $ 5,057
Federal funds sold.and securities purchased under
  repurchase agreements...............................     5,000        6,700
                                                         -------      -------
  Cash and cash equivalents...........................    13,176       11,757
                                                         -------      -------
Securities available for sale, stated at market value
  (amortized cost of $11,393 for 1996; $13,045 for 1995)  11,346       13,199
Securities held to maturity (market values of $6,549
   for 1996; $7,339 for 1995)..........................    6,557        7,211
Loans held for sale...................................     2,673        4,984
Loans.................................................    63,088       53,168
  Allowance for loan losses...........................      (964)        (982)
                                                         -------      -------
  Net loans...........................................    64,797       57,170
                                                         -------      -------
Premises and equipment, net...........................     1,979        2,139
Interest and fees receivable..........................       727          600
Other real estate owned...............................        41          359
Other assets..........................................       505          384
                                                         -------      -------
  Total assets........................................   $99,128      $92,819
                                                         =======      =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand..........................   $25,598      $26,841
  Savings and interest-bearing demand.................    27,224       24,516
  Time................................................    28,505       23,773
  Certificates of deposit, $100,000 and over..........     5,307        5,123
                                                         -------      -------
  Total deposits......................................    86,634       80,253
                                                         -------      -------
Securities sold under agreements to repurchase........     2,167        2,203
Interest payable and other liabilities................       820        1,596
                                                         -------      -------
  Total liabilities...................................    89,621       84,052
                                                         -------      -------
Commitments and contingent liabilities................         0            0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 shares in 1996
    and 1995  ........................................     3,662        3,662
  Retained earnings...................................     5,873        5,011
  Net unrealized gain(loss) on securities
    available for sale................................       (28)          94
                                                         -------      -------
  Total shareholders' equity..........................     9,507        8,767
                                                         -------      -------
  Total liabilities and shareholders' equity..........   $99,128      $92,819
                                                         =======      =======

See accompanying notes to consolidated condensed financial statements.

                   BAY COMMERCIAL SERVICES AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

                                         Nine Months Ended  Three Months Ended
                                            September 30,       September 30,
                                            1996     1995       1996     1995
                                          ------   ------     ------   ------
                                                   (000'S OMITTED)
Interest income:
  Loans, including fees.................  $4,736   $4,249     $1,641   $1,445
  Federal funds sold and securities
   purchased under repurchase agreements     209      290         94      113
  Investment securities
   Taxable..............................     740      924        231      330
   Nontaxable...........................     122       77         46       20
                                          ------   ------     ------   ------
    Total interest income...............   5,807    5,540      2,012    1,908
                                          ------   ------     ------   ------
Interest expense:
  Deposits:
    Savings & interest-bearing demand...     497      559        177      191
    Time................................   1,041      917        374      316
    Certificates of deposit,
      $100,000 and over.................     212      216         73       76
  Other borrowed funds..................      77       34         26       13
                                          ------   ------     ------   ------
    Total interest expense..............   1,827    1,726        650      596
                                          ------   ------     ------   ------
    Net interest income.................   3,980    3,814      1,362    1,312
Benefit for loan losses.................       0      130          0       80
                                          ------   ------     ------   ------
    Net interest income after
      benefit for loan losses...........   3,980    3,944      1,362    1,392
                                          ------   ------     ------   ------
Noninterest income:
  Service charges and fees..............     192      175         67       62
  Bankcard income.......................     186      150         66       50
  Gain on sale of loans.................     174        7         66        0
  Loan servicing........................      99      137         34       46
  Net gain(loss) on sale of OREO.......      111       77        111       (4)
  Securities losses.....................       0      (35)         0        0
  Other.................................     128       51         54       24
                                          ------   ------     ------   ------
    Total noninterest income............     890      562        398      178
                                          ------   ------     ------   ------
Noninterest expenses:
  Salaries and employee benefits........   1,831    1,765        623      579
  Occupancy.............................     446      442        149      146
  Professional services.................     190      146         86       48
  Data processing.......................     213      208         69       69
  Bankcard expenses.....................     149      117         58       40
  FDIC insurance........................       2       81          1       (5)
  Other.................................     610      509        156      171
                                          ------   ------     ------   ------
    Total noninterest expenses..........   3,441    3,268      1,142    1,048
                                          ------   ------     ------   ------
    Income before income tax expense....   1,429    1,238        618      522
Income tax expense......................     567      483        251      207
                                          ------   ------     ------   ------
    Net income..........................  $  862   $  755     $  367   $  315
                                          ======   ======     ======   ======
Net income per common and equivalent share $0.71    $0.65      $0.30    $0.26
                                          ======   ======     ======   ======

See accompanying notes to consolidated condensed financial statements.
                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                              1996      1995
                                                            -------   -------
                                                            (000'S OMITTED)
Cash flows from operating activities:
  Net income................................................$   862   $   755
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization.........................    181       105
      Loan loss benefit.....................................      0      (130)
      Unamortized deferred loan fees, net...................    (60)      126
      Securities losses.....................................      0        35
      Originations of SBA loans held for resale.............   (810)   (1,090)
      Proceeds from sale of SBA loans held for resale.......  3,106       188
      Net income related to OREO............................   (111)      (77)
      Change in interest and fees receivable and
        other assets........................................   (230)     (139)
      Change in interest payable and other liabilities......   (393)      431
                                                            -------   -------
    Net cash provided by operating activities...............  2,545       204
                                                            -------   -------
Cash flows from investing activities:
  Proceeds from sale of securities available for sale.......      0       965
  Proceeds from maturities of securities available for sale.  1,655    19,215
  Proceeds from maturities of securities held to maturity...  1,661     2,494
  Purchase of securities available for sale.................      0   (12,891)
  Purchase of securities held to maturity................... (1,028)   (6,032)
  Net change in loans....................................... (9,685)     (485)
  Proceeds from sale of OREO................................    251        77
  Purchases of premises and equipment.......................    (50)      (92)
  Sales of premises and equipment...........................     48         2
                                                            -------   -------
    Net cash provided by (used in) investing activities..... (7,148)    3,253
                                                            -------   -------
Cash flows from financing activities:
  Net change in noninterest-bearing demand deposits......... (1,243)    3,582
  Net change in savings and interest-bearing demand deposits  2,708    (2,164)
  Net change in time deposits...............................  4,732     2,632
  Net change in certificates of deposit, $100,000 and over..    184      (165)
  Net change in securities sold under agreements
    to repurchase...........................................    (36)    1,042
  Exercise of stock option..................................      0         1
  Cash dividends paid.......................................   (323)     (216)
                                                            -------   -------
    Net cash provided by financing activities...............  6,022     4,712
                                                            -------   -------
    Net change in cash and cash equivalents.................  1,419     8,169
Cash and cash equivalents at beginning of period............ 11,757     8,006
                                                            -------   -------
Cash and cash equivalents at end of period..................$13,176   $16,175
                                                            =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest..............................................$ 1,817   $ 1,719
      Income taxes..........................................    854       129
  Noncash investing activities during the period:
      Loan made in connection with sale of OREO.............$   178   $   794
      Repossession of loan collateral.......................      0       319

See accompanying notes to consolidated condensed financial statements.

                    BAY COMMERCIAL SERVICES AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at September 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 1996 and 1995 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1995.

3) Net income per share for the three and nine month periods ended September 30, 1996 and 1995 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding for the nine month periods ended September 30, 1996 and 1995 was 1,214,788 and 1,167,389, respectively. The weighted average number of common and equivalent shares outstanding for the third quarters of 1996 and 1995 was 1,220,296 and 1,197,193, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 40% and 39% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's effective tax rate was 41% and 40% for the third quarters of 1996 and 1995, respectively.

                  BAY COMMERCIAL SERVICES AND SUBSIDIARY
          THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES
           OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                   AND IN CERTAIN PERFORMANCE RATIOS

                                          Nine Months Ended      Increase
                                            September 30,       (Decrease)
                                           1996      1995       $        %
                                         -------   -------    ------   ------
                                                     (000'S OMITTED)
Average Balances:
  Assets *.............................  $94,425   $90,857   $ 3,568      3.9%
  Securities - taxable*................   15,934    20,839    (4,905)   (23.5)
  Securities - nontaxable..............    3,113     2,053     1,060     51.6
  Total loans..........................   61,218    51,937     9,281     17.9
  Nonaccrual loans.....................      194       271       (77)   (28.4)
  Other real estate owned..............      336       454      (118)   (26.0)
  Deposits.............................   82,134    80,549     1,585      2.0
  Shareholders' equity *...............    9,112     8,458       654      7.7

  Interest-earning assets..............   85,530    81,300     4,230      5.2
  Interest-bearing liabilities.........   59,609    57,400     2,209      3.8

Income Statements:
  Interest income (1)..................   $5,864    $5,576     $ 288      5.2%
  Interest expense.....................    1,827     1,726       101      5.9
                                         -------    ------    ------   ------
    Net interest income (1)............    4,037     3,850       187      4.9
  Taxable equivalent adjustment........       57        36        21     58.3

    Net interest income................    3,980     3,814       166      4.4
  Benefit for loan losses..............        0       130      (130)  (100.0)
                                         -------   -------    ------   ------
    Net interest income after benefit
      for loan losses..................    3,980     3,944        36      0.9
                                         -------   -------    ------   ------
  Noninterest income...................      890       562       328     58.4
  Noninterest expenses.................    3,441     3,268       173      5.3
  Income tax expense...................      567       483        84     17.4
                                         -------   -------    ------   ------
    Net income.........................  $   862    $  755    $  107     14.2%
                                         =======   =======    ======   ======

* Before unrealized gain (loss) on securities available for sale

                                                               Change
                                                              ------
Performance Ratios: (2)
  Yield on average earning assets......     9.07%    9.11%    (0.04)%
  Yield on average earning assets (1)..     9.16%    9.17%    (0.01)%
  Interest rate on average interest-
    bearing liabilities................     4.09%    4.02%     0.07 %
  Interest expense as a percent of
    average earning assets.............     2.85%    2.84%     0.01 %
  Net yield on average earning assets..     6.22%    6.27%    (0.05)%
  Net yield on average earning assets (1)   6.31%    6.33%    (0.02)%

(1) Federal taxable equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                  BAY COMMERCIAL SERVICES AND SUBSIDIARY
          THE TABLE BELOW ILLUSTRATES CHANGES IN MAJOR CATEGORIES
           OF THE AVERAGE BALANCE SHEETS AND STATEMENTS OF INCOME
                   AND IN CERTAIN PERFORMANCE RATIOS

                                         Three Months Ended      Increase
                                            September 30,       (Decrease)
                                           1996      1995       $        %
                                         -------   -------    ------   ------
                                                     (000'S OMITTED)
Average Balances:
  Assets *.............................  $98,334   $93,016   $ 5,318      5.7%
  Securities - taxable*................   15,078    21,690    (6,612)   (30.5)
  Securities - nontaxable..............    3,134     2,317       817     35.3
  Total loans..........................   64,316    51,774    12,542     24.2
  Nonaccrual loans.....................      299         3       296  9,866.7
  Other real estate owned..............      291       378       (87)   (23.0)
  Deposits.............................   85,906    82,231     3,675      4.5
  Shareholders' equity *...............    9,393     8,712       681      7.8

  Interest-earning assets..............   89,463    83,692     5,771      6.9
  Interest-bearing liabilities.........   62,699    58,191     4,508      7.7

Income Statements:
  Interest income (1)..................   $2,034    $1,917      $117      6.1%
  Interest expense.....................      650       596        54      9.1
                                         -------   -------    ------   ------
    Net interest income (1)............    1,384     1,321        63      4.8
  Taxable equivalent adjustment........       22         9        13    144.4
                                         -------   -------    ------   ------
    Net interest income................    1,362     1,312        50      3.8
  Benefit for loan losses..............        0        80       (80)  (100.0)
                                         -------   -------    ------   ------
    Net interest income after benefit
      for loan losses..................    1,362     1,392       (30)    (2.2)
                                         -------   -------    ------   ------
  Noninterest income...................      398       178       220    123.6
  Noninterest expenses.................    1,142     1,048        94      9.0
  Income tax expense...................      251       207        44     21.3
                                         -------   -------    ------   ------
    Net income.........................   $  367    $  315      $ 52     16.5%
                                         =======   =======    ======   ======

* Before unrealized gain (loss) on securities available for sale

                                                               Change
                                                              ------
Performance Ratios: (2)
  Yield on average earning assets......     8.95%    9.04%    (0.09)%
  Yield on average earning assets (1)..     9.04%    9.09%    (0.05)%
  Interest rate on average interest-
    bearing liabilities................     4.12%    4.06%     0.06 %
  Interest expense as a percent of
    average earning assets.............     2.89%    2.83%     0.06 %
  Net yield on average earning assets..     6.06%    6.21%    (0.15)%
  Net yield on average earning assets (1)   6.15%    6.26%    (0.11)%

(1) Federal taxable equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                       NINE MONTHS ENDED SEPTEMBER 30, 1995

OVERVIEW

Net income of Bay Commercial Services (the "Company") was $862,000 for the first nine months of 1996 compared to $755,000 for the first nine months of 1995. Net income per share was $0.71 for the 1996 period compared to $0.65 for the 1995 period. Annualized return on average assets was 1.2% and 1.1% for the 1996 and 1995 periods, respectively. Annualized return on average shareholders' equity was 12.6% and 11.9% for the 1996 and 1995 periods, respectively. These annualized ratios are not necessarily indicative of results for a full year.

Strong loan growth during the 1996 period was a significant factor in the $107,000 or 14.2% increase in net income compared to the 1995 period. Net interest income increased $166,000 or 4.4%, principally due to a $9,358,000 or 18.1% growth in average earning loans during the first nine months of 1996 compared to the first nine months of 1995. Noninterest income also increased during the 1996 period, up $328,000 or 58.4% over the 1995 period, with the largest contribution from a $167,000 increase in gain on sale of loans. These increases in income were partially offset by a $173,000 or 5.3% increase in noninterest expenses, a $130,000 credit to the provision for loan losses during the 1995 period which was not repeated in the 1996 period, and an $84,000 or 17.4% increase in income tax expense. The increase in noninterest expenses was largely attributable to the settlement of a litigation matter during the 1996 period.

Total assets were $99,128,000 at September 30, 1996, representing a $6,309,000 or 6.8% increase over December 31, 1995. The increase in assets reflected the use of funds generated principally from deposit growth of $6,381,000 or 8.0% and an increase of $740,000 or 8.4% in total shareholders' equity during the period. The asset mix shifted during the 1996 period as total securities declined $2,507,000 or 12.3% while total loans increased $7,627,000 or 13.3% and cash and cash equivalents increased $1,419,000 or 12.1%.

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

Net interest income of $3,980,000 for the first nine months of 1996 increased $166,000 or 4.4% compared to the first nine months of 1995. The increase principally reflected a $4,230,000 or 5.2% growth in average earning assets. The net interest margin remained relatively unchanged at 6.31% and 6.33% for the 1996 and 1995 periods, respectively.

The growth in average interest-earning assets between the 1996 and 1995 periods was principally due to growth of $9,358,000 or 18.1% in average earning loans. Average total securities and average overnight funds (federal funds sold and securities purchased under repurchase agreements) declined $3,845,000 or 16.8% and $1,283,000 or 19.0%, respectively. The yield on average earning assets remained relatively unchanged at 9.07% compared to 9.11% during the 1995 period. The positive effects of an increase in the proportion of earning assets invested in higher yielding loans, 71.4% for the 1996 period compared to 63.6% for the 1995 period, were offset by the lower overall lending and money market rates during the 1996 period.

Average interest-bearing liabilities increased $2,209,000 or 3.9% between the 1996 and 1995 periods. The average rate paid for interest-bearing liabilities remained relatively unchanged at 4.09% for the 1996 period compared to 4.02% for the 1995 period. Although the average rates paid by individual deposit categories declined during the 1996 period in response to overall lower market rates compared to the 1995 period, the composition of the portfolio shifted to a larger proportion of higher cost time deposits. Average time deposits as a percentage of average interest-bearing liabilities increased to 53.5% for the 1996 period from 48.5% for the 1995 period.

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

The following table presents the Company's interest rate sensitivity gap position at September 30, 1996. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are available for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                          INTEREST SENSITIVITY PERIOD
                                   -------------------------------------
                                               (000'S OMITTED)
                                      3     Over 3   Over 1
                                    months months to year to   Over 5
                                   or less  1 year   5 years    years    Total
                                   -------  -------  -------  -------  -------

 Interest rate sensitive assets:
  Loans (net of nonaccrual)........$42,346  $ 1,566  $10,621  $11,609  $66,142
  Securities (before unrealized
    gain or loss on securities
    available for sale)............  2,000      373   10,378    5,198   17,949
  Federal funds sold and securities
    purchased under repurchase
    agreements.....................  5,000        0        0        0    5,000
                                   -------  -------  -------  -------  -------
    Total.......................... 49,346    1,939   20,999   16,807   89,091
                                   -------  -------  -------  -------  -------
Interest rate sensitive liabilities:
  Interest-bearing
      transaction accounts.........  6,241        0        0        0    6,241
  Savings deposits................. 20,983        0        0        0   20,983
  Time deposits >$100,000.......... 14,972    2,532      603        0   18,107
  Other time deposits.............. 10,356    4,160    1,189        0   15,705
  Other borrowed funds.............  2,167        0        0        0    2,167
                                   -------  -------  -------   ------  -------
    Total.......................... 54,719    6,692    1,792        0   63,203
                                   -------  -------  -------   ------  -------
Interest rate sensitivity gap......$(5,373) $(4,753) $19,207  $16,807  $25,888
                                   -------  -------  -------  -------  -------
Cumulative interest rate
 sensitivity gap...................$(5,373)$(10,126) $ 9,081  $25,888  $25,888
                                   -------  -------  -------  -------
Cumulative interest rate
 sensitivity gap to total assets...   (5.4)%  (10.2)%    9.2%    26.1%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at September 30, 1996, indicates that the Company, on a cumulative gap basis, is liability sensitive over the 3 months or less period and the over 3 months to 1 year period and asset sensitive over the remaining periods.

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

As of September 30, 1996, the allowance for loan losses was $964,000 compared to $982,000 at December 31, 1995. The reduced allowance reflected net loan chargeoffs of $18,000 during the first nine months of 1996. The ratio of the allowance for loan losses to total loans was 1.5% at September 30, 1996, and 1.7% at December 31, 1995. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at September 30, 1996, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period. Due to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the first nine months of either 1996 or 1995, and the reserve was decreased by a $130,000 credit to the provision for loan losses during the second and third quarters of 1995.

Information on nonperforming loans for the nine month periods ended
September 30, 1996 and 1995 and the year ended December 31, 1995 is summarized in the following table.

<Caption
                                  September 30,  December 31, September 30,
                                       1996          1995         1995
                                  ------------   -----------  ------------
                                               (000's OMITTED)
Net loan (charge-offs)
  recoveries during period.........   $(18)         $381          $340

Ratio of net loan (charge-offs)
  recoveries to average loans......   (0.1%)         0.7%          0.7%

Nonperforming loans:
  Nonaccrual loans.................   $171          $  0          $  0
  Accruing loans past due
    90 days or more................    267            99             0
                                      ----          ----          ----
    Total nonperforming loans......   $438          $ 99          $  0
                                      =====         ====          ====
Ratio of nonperforming loans
  to total loans...................    0.7%          0.2%            0%
Ratio of allowance for loan
  losses to nonperforming loans....    220%          992%            0%

Other real estate owned............    $41          $359          $378

Total nonperforming loans increased to $438,000 at September 30, 1996 compared to $99,000 at December 31, 1995. There were no nonperforming loans at September 30, 1995. The current ratio of nonperforming loans to total loans at 0.7% remains well below industry averages. The loans in this category are generally well secured and Management believes they represent a relatively low risk of loss.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) of $41,000 at September 30, 1996, consisted of one property. OREO balances declined $318,000 or 88.6% compared to December 31, 1995, due to the sale of two OREO properties during the first and third quarters of 1996. OREO consists of real estate acquired as a result of legal foreclosure or through receipt of a deed in lieu of foreclosure. OREO amounts are carried at the lower of cost or fair value less estimated disposal costs. When the property is acquired, any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are included in noninterest income or noninterest expense. OREO assets are not being depreciated and any rental income is applied against current expenses or the recorded balance of the asset.

NONINTEREST INCOME

Total noninterest income of $890,000 for the first nine months of 1996 increased $328,000 or 58.4% compared to the first nine months of 1995. The greatest change was a $167,000 increase in gain on sale of loans, reflecting a larger sale of loans guaranteed by the Small Business Administration ("SBA loans") during the first nine months of 1996 compared to the first nine months of 1995. Other noninterest income increased $77,000 or 151% between the periods, principally due to the 1996 recovery of prior years' expenses related to charged-off loans. Increases also occurred in bankcard income and in gain on sale of OREO, up $36,000 or 24.0% and $34,000 or 44.2%, respectively, over 1995 figures. These increases were partially offset by a decrease during the 1996 period of $38,000 or 27.7% in loan servicing income, principally due to SBA loan payoffs. The Bank experienced increased payoffs of SBA loans during the first nine months of 1996 as some borrowers refinanced with aggressively priced fixed-rate (non-SBA) loans offered by other lenders. These payoffs caused the Bank's serviced portfolio and, thereby, servicing income to decline. The serviced portfolio may experience additional reductions if payoffs continue at a rate in excess of SBA loan sales.

NONINTEREST EXPENSE

Total noninterest expenses of $3,441,000 for the first nine months of 1996 increased $173,000 or 5.3% compared to the same period in 1995. The largest factor contributing to the increase in noninterest expenses was a $101,000 or 19.8% increase in other noninterest expense, principally attributable to the settlement of a litigation matter. Salaries and employee benefits increased $66,000 or 3.7%, reflecting higher accruals for bonuses and the addition of staff in preparation for the opening of a new branch of the Bank during the fourth quarter of 1996. Professional fees increased $44,000 or 30.1% principally due to increased legal fees. Bankcard expense increased $32,000 or 27.4% due to increased merchant bankcard activity. These increases were partially offset by a $79,000 or 97.5% decrease in assessment fees paid to the Federal Deposit Insurance Corporation (FDIC) resulting from a reduction in deposit insurance rates for the Bank Insurance Fund.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $567,000 for the first nine months of 1996 compared to $483,000 for the first nine months of 1995. The increased income tax expense reflected higher taxable income during the 1996 period.
The effective income tax rates was 40% and 39% for the 1996 and 1995 periods, respectively.


                      THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                          THREE MONTHS ENDED SEPTEMBER 30, 1995

OVERVIEW

Net income for the Company for the third quarter of 1996 was $367,000 compared to $315,000 for the third quarter of 1995. Net income per share was $0.30 for the 1996 quarter compared to $0.26 for the 1995 quarter. Annualized return on average assets was 1.5% and 1.3% for the 1996 and 1995 quarters, respectively. Annualized return on average shareholders' equity was 15.5% and 14.3% for the 1996 and 1995 quarters, respectively. These annualized ratios are not necessarily indicative of results for a full year.

The $52,000 or 16.5% increase in net income for the 1996 quarter compared to the 1995 quarter was principally due to an increase of $220,000 or 123.6% in noninterest income and a $50,000 or 3.8% increase in net interest income, which were partially offset by an increase of $94,000 or 9.0% in noninterest expense, a nonrecurring $80,000 credit to the provision for loan losses during the 1995 quarter, and a $44,000 or 21.3% increase in income tax expense.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,362,000 for the third quarter of 1996 increased $50,000 or 3.8% compared to the third quarter of 1995. The increase reflected a $5,771,000 or 6.9% growth in average earning assets which was partially offset by a decline in the net interest margin to 6.15% for the 1996 quarter from 6.26% for the 1995 quarter.

The growth in average interest-earning assets between the 1996 and 1995 quarters was due to growth of $12,246,000 or 23.7% in average earning loans. Average earning loans as a percentage of average earning assets climbed to 71.6% for the 1996 quarter compared to 61.9% for the 1995 quarter. The yield on average earning assets declined to 8.95% for the 1996 quarter compared to 9.04% for the 1995 quarter, however, largely due to a 0.5% decline in the Bank's prime (reference) rate between the periods.

Average interest-bearing liabilities increased $4,508,000 or 7.7% between the 1996 and 1995 quarters. The average rate paid for interest-bearing liabilities increased to 4.12% for the 1996 quarter compared to 4.06%
for the 1995 quarter. The higher average rate paid during the 1996 quarter reflected a shift in the deposit mix. The proportion of total interest-bearing liabilities that were higher cost time deposits increased to 53.8% for the 1996 quarter compared to 48.8% for the 1995 quarter. The average rate paid for each deposit category declined during the 1996 quarter in response to overall lower market rates compared to the 1995 quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Due to reductions in nonperforming loans and recoveries on loans previously written off, in addition to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the third quarter of 1996 and the reserve was decreased by an $80,000 credit to the provision for loan losses during the third quarter of 1995.

NONINTEREST INCOME

Total noninterest income of $398,000 for the third quarter of 1996 was $220,000 or 123.6% higher than for the third quarter of 1995. The most significant factors in the increase were a $66,000 increase in gain on sale of loans and a $115,000 increase in net gain on sale of OREO.

NONINTEREST EXPENSE
Total noninterest expenses of $1,142,000 for the third quarter of 1996 increased $94,000 or 9.0% compared to the same quarter in 1995. The most significant changes included a $44,000 or 7.6% increase in salaries and employee benefits related to increased accruals for bonuses and additions to staff. Other significant changes included a $38,000 or 79.2% increase in professional services, specifically legal fees, and an $18,000 or 45.0% increase in bankcard expense, reflecting the increase in merchant bankcard activity.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $251,000 for the third quarter of 1996 compared to $207,000 for the third quarter of 1995. The increased income tax expense reflected higher taxable income during the 1996 quarter. The effective income tax rates were 41% and 40% for the 1996 and 1995 quarters, respectively.


FINANCIAL CONDITION

LOANS AND INVESTMENTS

Total loans of $65,761,000 at September 30, 1996 increased $7,609,000 or 13.1% from December 31, 1995. Total securities declined $2,507,000 or 12.3% and cash and cash equivalents increased $1,419,000 or 12.1% compared to December 31, 1995. The loan growth during the 1996 period was principally in fixed rate commercial loans, reflecting both the Bank's competitive lending environment and Management's intention to diversify the loan portfolio and reduce the Bank's asset sensitive position.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits of $86,634,000 at September 30, 1996 increased $6,381,000 or 8.0% compared to December 31, 1995. The greatest growth was experienced in time deposits, up $4,916,000 or 17%, and savings and interest-bearing demand, which increased $2,708,000 or 11.1% compared to year-end 1995. Securities sold under agreements to repurchase remained relative unchanged at $2,167,000 at September 30, 1996 compared to $2,203,000 at December 31, 1995.


OTHER ASSETS AND OTHER LIABILITIES

As previously discussed, OREO assets of $41,000 at September 30, 1996, declined $318,000 or 88.6% from December 31, 1995. Interest and fees receivable increased $127,000 or 21.2% during the first nine months of 1996, reflecting the increased volume of earning assets. Interest payable and other liabilities at September 30, 1996, declined $776,000 or 48.6% from year-end 1995 due to the payment in 1996 of a cash dividend and income taxes payable.


LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 33% at September 30, 1996, and 41% at December 31, 1995. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $4,000,000 with two correspondent banks and a $3,000,000 repurchase facility to meet unforeseen outflows. As of September 30, 1996, no borrowed funds were outstanding on these credit agreements. As of September 30, 1996, the Bank did not carry any brokered deposit balances.

CAPITAL

The Company and the Bank are subject to Federal Reserve Board guidelines and regulations of the FDIC governing capital adequacy. The Federal Reserve Board's risk-based and leverage capital guidelines for bank holding companies are substantially the same as the FDIC's capital regulations for nonmember banks.

The Federal Reserve Board capital guidelines for bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements" (comprising Tier 1 capital) and "supplemental capital elements" (comprising Tier 2 capital). Tier 1 capital is generally defined as the sum of the core capital elements less goodwill, with core capital elements including (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock; and (iii) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of risk weighted assets); (ii) perpetual preferred stock not qualifying as core capital; (iii) hybrid capital instruments and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

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

The following tables present the Company's and the Bank's regulatory capital positions at September 30, 1996, and average assets over the nine month period ended September 30, 1996:

                                             RISK BASED CAPITAL RATIO
                                                 (000's OMITTED)
                                            Company              Bank
                                        Amount    Ratio     Amount    Ratio
                                        ------   -----    ------    -----
Tier 1 Capital..........................$ 9,535   13.0%    $ 9,280   12.7%
Tier 1 Capital minimum requirement        2,930    4.0       2,924    4.0
                                        -------   -----    -------   -----
Excess..................................$ 6,605    9.0%    $ 6,356    8.7%

Total Capital...........................$10,451   14.3%    $10,194   13.9%
Total capital minimum requirement.......  5,860    8.0       5,849    8.0
                                        -------   -----    -------   -----
Excess..................................$ 4,591    6.3%    $ 4,345    5.9%
                                        -------   -----    -------   -----
Risk weighted assets....................     $73,246             $73,108
                                             =======             =======

                                                 LEVERAGE RATIO
                                                 (000's OMITTED)
                                            Company              Bank
                                        Amount    Ratio     Amount    Ratio
                                        ------    -----     ------    -----
Tier 1 Capital to average total assets..$ 9,535   10.1%     $ 9,280    9.8%
Range of minimum leverage...............  2,833-   3.0-       2,829-   3.0-
  requirement...........................  4,721    5.0%       4,714    5.0%
                                        -------   -----     -------    ----
Range of excess.........................$ 4,814-   5.1-     $ 4,566-   4.8-
                                          6,702    7.1%       6,451    6.8%
                                        -------   -----     -------    ----
Average total assets....................     $94,425            $94,284
                                             =======            =======

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended September 30, 1996 and 1995 have not been material.

                    PART II - OTHER INFORMATION

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K.
       (a)   Exhibits:  None.
       (b)   Reports on Form 8-K:
             No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1996.
























































       19>

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                          (Registrant)


Date: November 12, 1996                   /s/ R. M. Kahler
                                          ----------------------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 12, 1996                   /s/ R. D. Greenfield
                                          ----------------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)