Form 10KSB
period 1996-12-31
BAY COMMERCIAL SERVICES
filed 1997-03-31
CIK 707854

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
                         ------------------------------
                 (Name of small business issuer in its charter)

                         California                                           77-2760444
--------------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

         1495 East 14th Street, San Leandro, California                         94577
         ----------------------------------------------                       ----------
           (Address of principal executive offices)                           (Zip code)

Issuer's telephone number (510) 357-2265
                          --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, No Par Value
                                                                --------------------------
                                                                      (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X  NO
                                   ---    ---

    Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [ ]

    State issuer's revenues for its most recent fiscal year: $8,906,000
                                                            ------------

    State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 1997: $9,012,069
                                                         ----------
    State the number of shares of Common Stock outstanding as of
March 5, 1997:  1,076,720
               -----------

Documents Incorporated by Reference:                          Part of Form 10-KSB
------------------------------------                          -------------------
1996 Annual Report to Shareholders for fiscal year            Part II, Items 5, 6, 7 and 8
ended December 31, 1996.

Proxy Statement for 1997 Annual Meeting of                    Part III, Items 9, 10, 11 and 12
Shareholders to be filed pursuant to Regulation 14A.

             Transitional Small Business Disclosure Format
(Check one): Yes         No   X
                 -----      -----

                                TABLE OF CONTENTS

ITEM 1 -   DESCRIPTION OF BUSINESS..............................................................   1

ITEM 2 -   DESCRIPTION OF PROPERTY..............................................................  28

ITEM 3 -   LEGAL PROCEEDINGS....................................................................  29

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  29

ITEM 5 -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................  29

ITEM 6 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................  29

ITEM 7 -   FINANCIAL STATEMENTS.................................................................  30

ITEM 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..................................................  30

ITEM 9 -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION
           16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE .....................................  30

ITEM 10 -  EXECUTIVE COMPENSATION...............................................................  30

ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  30

ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  31

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K.....................................................  31

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

         CERTAIN MATTERS DISCUSSED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED IN "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARDED-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, (1) SIGNIFICANT INCREASES IN COMPETITIVE PRESSURE IN THE BANKING INDUSTRY; (2) CHANGES IN THE INTEREST RATE ENVIRONMENT REDUCE MARGINS; (3) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, ARE LESS FAVORABLE THAN EXPECTED, RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY; (4) CHANGES IN THE REGULATORY ENVIRONMENT; (5) CHANGES IN BUSINESS CONDITIONS AND INFLATION; AND
(6) CHANGES IN SECURITIES MARKETS. THEREFORE, THE INFORMATION SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY AND THE BANK.

         At present, the Company's principal business is conducted through the Bank. At December 31, 1996, the Company had total consolidated assets of $96,769,000. The Bank accounted for $96,734,000 or virtually all of the total assets of the Company. The Company's primary source of income, other than interest earned on the Company's capital, is the receipt of dividends and rent from the Bank. The Bank is a full service commercial bank serving the cities of San Leandro and Hayward, in Alameda County, and the city of San Ramon, in Contra Costa County, and the surrounding areas in California. The Company itself does not engage in any business activities other than the ownership of the Bank, nor does it own any other subsidiaries. The Company regularly reviews options to expand the operations of the Bank and may seek opportunities for acquiring or forming other banks and non-banking subsidiaries.

         The Company is regulated by the Federal Reserve Board (the "FRB") and, pursuant to that authority, is examined periodically by the Federal Reserve Bank of San Francisco.

BAY BANK OF COMMERCE - GENERAL BANKING SERVICES

         At December 31, 1996, the Bank had total assets of $96,734,000, total loans of $71,362,000 (including loans held for sale) and total deposits of $83,291,000. The Bank provides a wide range of commercial banking services to individuals, professionals, and small and medium-sized businesses through its principal office in San Leandro, California and its branch offices in Hayward and San Ramon, California. In order to attract these types of customers, the Bank offers personalized services and banking convenience. The services provided include checking, interest checking, savings and interest-bearing demand, money market and other time deposit accounts; commercial, real estate and consumer loans; travelers' checks; safe deposit boxes; collection services; night depository facilities and wire and telephone transfers. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor are insured up to $100,000. The Bank is not a member of the Federal Reserve System. Professional firms and individuals and businesses form the core of the Bank's customer and deposit base.

         The Bank's Small Business Administration ("SBA") loan department has been a component of the Bank's operations since 1985. Total SBA loan fundings for 1996 were $1,714,000. SBA-guaranteed loans of $2,831,000 were sold in 1996. With a decline in SBA loan volume in recent years precipitated by increased competition from other bank and non-bank financial entities, the Bank's SBA Division was downsized during 1994 to better reflect the lower level of activity. The Bank is still active in marketing SBA loans and continues as a Preferred (PLP) lender with the Small Business Administration.

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

EXISTING LOCATIONS

         The Bank's headquarters are located at 1495 East 14th Street, San Leandro, California and the Bank operates two branch offices located at 1030 La Playa Drive, Hayward, California and at 2821 Crow Canyon Road, San Ramon, California. The Bank also has an extension office located at 1500 Washington Avenue, San Leandro, California, which houses its SBA and construction divisions. The Bank currently has no branch applications pending or any plans to open additional branch offices.

DEPOSITS

         Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 1996, the Bank had a total of 3,582 accounts representing 1,493 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $17,500 each; 1,359 savings, interest-bearing demand, and money market accounts with an average balance of approximately $17,100 each; and 730 time accounts with an average balance of approximately $46,400 each.

LENDING ACTIVITIES

         The Bank concentrates its lending activities in the areas of commercial real estate mortgage loans, commercial loans to businesses and individuals and real estate construction loans. At December 31, 1996, real estate mortgage loans accounted for 59%, commercial loans accounted for 22%, SBA loans held for sale accounted for 4%, real estate construction loans accounted for 9%, real estate equity loans accounted for 3% and consumer installment and other loans accounted for 3% of the Bank's loan portfolio. See "Selected Statistical Information -- Loan Portfolio" herein for information concerning the composition of the Bank's loan portfolio, maturities and sensitivity to changes in interest rates in the loan portfolio and non-performing assets. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current market interest rates.

         Except as described in the discussion which accompanies Table F, Summary of Nonaccrual, Past Due and Restructured Loans, the Bank's loan portfolio is not concentrated in any one category and includes loans to individuals, partnerships and corporations for diverse purposes.

         At December 31, 1996, the Bank had total loans outstanding of $71,362,000, net of deferred loan fees. Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect currently perceived risks of loss associated with its loan portfolio, adjustments are made to the Bank's allowance for loan losses. At December 31, 1996, the Bank's allowance for loan losses was $971,000 or 1.4% of total loans. The Bank's entire allowance is a valuation allowance, which has been created by direct charges against operations. See "Selected Statistical Information -- Summary of Loan Loss Experience" herein for a discussion of management's policy for establishing and maintaining the allowance for loan losses.

CORRESPONDENT BANKS

         The Bank has correspondent relationships with Union Bank of California, Bank of America, N.T.&S.A. and Wells Fargo Bank. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers, including arranging loan participations, investment services, sale of federal funds, and obtaining lines for letters of credit. As a net seller of federal funds (overnight interbank loans), the Bank also maintains such correspondent relationships to minimize the risk of undue concentration of its resources with a few institutions. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

EMPLOYEES

         At December 31, 1996, the Company employed forty-three (43) full-time employees and twelve (12) part-time employees.

SELECTED STATISTICAL INFORMATION

         The following tables present certain consolidated statistical information concerning the business of the Company and the Bank. This information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders (the "Annual Report"), which have been incorporated herein by reference.

         DISTRIBUTION OF ASSETS, LIABILITIES AND
         STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST
         DIFFERENTIAL

         Table A sets forth the Company's consolidated average balance sheets for the years ended December 31, 1996 and 1995 and an analysis of interest rates and the interest rate differential.

         Table B sets forth the changes in interest income and interest expense in 1996 and 1995 resulting from changes in volume and changes in rates.

         SECURITIES PORTFOLIO

         The book value of investment securities and securities available for sale at December 31, 1996 and 1995, and maturities and weighted average yield of securities at December 31, 1996 are set forth in Table C.

         LOAN PORTFOLIO

         The composition of the loan portfolio at December 31, 1996 and 1995 is summarized in Table D.

         Maturities and sensitivity to changes in interest rates in the loan portfolio, excluding real estate-mortgage loans, installment loans and lease financing, at December 31, 1996 are summarized in Table E.

         Table F shows the composition of nonaccrual, past due and restructured loans at December 31, 1996 and 1995. Set forth in the text accompanying Table F is a discussion of the Company's policy for placing loans on nonaccrual status.

         SUMMARY OF LOAN LOSS EXPERIENCE

         Table G sets forth an analysis of loan loss experience as of and for the years ended December 31, 1996 and 1995.

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

         DEPOSITS

         Table H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 1996 and 1995.

         Table I sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1996.

         RETURN ON EQUITY AND ASSETS

         Table J sets forth certain financial ratios for the years ended December 31, 1996 and 1995.

                                     TABLE A

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

         The following table sets forth consolidated average assets, liabilities and shareholders' equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 1996 and 1995. The average balances are averages of daily balances.


                                                                1996                                1995
                                               ------------------------------------    ------------------------------
                                               Average        Interest      Average    Average     Interest   Average
                                               Balances        Income        Yield     Balances     Income     Yield
                                               --------        ------        -----     --------     ------     -----
ASSETS
Securities (amortized cost):
     Taxable (before securities
        valuation allowance)                   $ 15,257       $    947        6.21%    $ 20,370     $1,217      5.97%
     Non-taxable(1)                               3,165            242        7.65%       2,186        158      7.23%
                                               --------       --------       -----     --------     ------     -----
          Total securities                       18,422          1,189        6.45%      22,556      1,375      6.10%
Federal funds sold and securities
purchased under repurchase agreements             4,870            250        5.13%       6,469        368      5.69%
Loans(2)(3)                                      62,818          6,463       10.29%      52,627      5,764     10.95%
                                               --------       --------       -----     --------     ------     -----
          Total interest-earning assets(1)       86,110          7,902        9.18%      81,652      7,507      9.19%
Less allowance for loan losses                     (970)                                   (852)
Nonaccrual loans                                    190                                     203
Cash and due from banks                           6,377                                   6,333
Premises and equipment                            2,070                                   2,214
OREO                                                  0                                     432
Other assets                                      1,300                                   1,140
                                               --------                                --------
     TOTAL ASSETS                              $ 95,077                                $ 91,122
                                               ========                                ========

Average earning loans/average earning             72.95%                                  64.45%
assets                                         ========                                ========

                                                                     (continued)

         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                INTEREST RATES AND INTEREST DIFFERENTIAL (CONT.)


                                                                   1996                                    1995
                                                   ------------------------------------     ----------------------------------
                                                                                Average                                Average
                                                    Average       Interest       Rates       Average    Interest        Rates
                                                   Balances       Expense        Paid       Balances     Expense         Paid
                                                   --------       -------        ----       --------     -------         ----
LIABILITIES AND SHAREHOLDERS'
EQUITY
Deposits:
     Savings and interest-bearing demand            $25,050        $  651        2.60%       $27,529       $  716         2.60%
     Time                                            27,239         1,407        5.17%        22,986        1,240         5.39%
     Certificates of deposit, $100,000
          and over                                    5,198           293        5.64%         5,176          294         5.68%
     Other borrowed funds                             2,209           106        4.80%         1,313           60         4.57%
                                                    -------        ------        ----        -------       ------         ----
          Total interest-bearing liabilities         59,696         2,457        4.12%        57,004        2,310         4.05%
     Demand deposits                                 25,124                                   24,571
Other liabilities                                     1,028                                      989
Shareholders' equity                                  9,229                                    8,558
                                                    -------                                  -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                $95,077                                  $91,122
                                                    =======                                  =======
Interest income and average yield
     on earning assets (1)                                          7,902        9.18%                      7,507         9.19%
Interest expense and average effective
 rate paid on all interest-bearing
 liabilities                                                        2,457        2.85%                      2,310         2.83%
                                                                   ------        ----                      ------         ----
Net interest income and margin(4)                                  $5,445        6.32%                     $5,197         6.36%
                                                                   ======        ====                      ======         ====

------------------

(1) Interest on non-taxable investment securities and total interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1996 and 1995 in adjusting interest on tax-exempt investment securities to a fully taxable basis. The amount of the taxable equivalent adjustment was $76,000 and $51,000 in 1996 and 1995, respectively.

(2) Loan interest income includes loan fees of $319,000 in 1996 and $271,000 in 1995.

(3)      Average loans do not include nonaccrual loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

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


                                                                         (Dollars in thousands)
                                                                        Period Ended December 31,
                                                                        -------------------------
                                                        1996 Compared to 1995              1995 Compared to 1994
                                                        Increase (decrease) in:            Increase (decrease) in:
                                                     ----------------------------      ------------------------------
                                                     Volume       Rate      Total      Volume      Rate        Total
                                                     ------       ----      -----      ------      ----        -----
Changes in interest income:
     Securities:
          Taxable (book value)                       $  (315)     $  45      $(270)     $ (52)     $ 193      $   141
          Non-taxable(1)                                  75          9         84          6        (34)         (28)
                                                     -------      -----      -----      -----      -----      -------
               Total securities                         (240)        54       (186)       (46)       159          113
     Federal funds sold and securities purchased
         under repurchase agreements                     (85)       (33)      (118)       145         68          213
     Loans                                             1,064       (365)       699        450        585        1,035
                                                     -------      -----      -----      -----      -----      -------
          Total(1)                                       739       (344)       395        549        812        1,361
                                                     -------      -----      -----      -----      -----      -------
Changes in interest expense:
Total interest bearing liabilities:
     Savings and interest-bearing demand                 (64)        (1)       (65)       (11)        89           78
     Time                                                221        (54)       167        148        259          407
     Certificates of deposit, $100,000 and over            1         (2)        (1)       (56)        89           33
     Other borrowed funds                                 43          3         46         12         14           26
                                                     -------      -----      -----      -----      -----      -------
          Total                                          201        (54)       147         93        451          544
                                                     -------      -----      -----      -----      -----      -------
Changes in net interest earnings(1)                  $   538      $(290)     $ 248      $ 456      $ 361      $   817
                                                     =======      =====      =====      =====      =====      =======

(1)      Taxable equivalent basis.  See Note 1 to Table A.

                                     TABLE C

                              SECURITIES PORTFOLIO

         The following tables set forth the amortized cost of securities held to maturity and the market value of securities available for sale at December 31, 1996 and 1995 and the amortized cost, maturities, and weighted average yield of securities at December 31, 1996.


                                                              Amortized Cost
                                                              At December 31,
                                                              ---------------
SECURITIES HELD TO MATURITY                                   (In Thousands)
                                                             1996       1995
                                                            ------     ------
Securities of U.S. government agencies and corporations     $3,198     $4,197
Obligations of states and political subdivisions             3,434      2,831
Mortgage-backed securities                                      72        183
                                                            ------     ------
                                                            $6,704     $7,211
                                                            ======     ======

                                                                Estimated
                                                                Fair Value
                                                             At December 31,
                                                             ---------------
SECURITIES AVAILABLE FOR SALE                                 (In Thousands)
                                                             1996       1995
                                                            ------     ------
Securities of U.S. government agencies and corporations     $8,974     $12,143
Mortgage-backed securities                                     365         552
Other securities                                                --         504
                                                            ------     -------
                                                            $9,339     $13,199
                                                            ======     =======

                                     TABLE C

                                                                                   Maturing
                                                         -----------------------------------------------------------
                                                                                       After One          After Five
Amortized Cost                                               In One Year                Through             Through
(Dollars in thousands)                                         Or Less                 Five Years          Ten Years
                                                         --------------------      --------------------   ----------
                                                          Cost        Yield         Cost        Yield         Cost
                                                         ------     ---------      ------     ---------      ------
HELD TO MATURITY:
U.S. Treasury and agency securities                      $   --            --      $2,202          5.82%     $  996
Obligations of states and political subdivisions (1)        272          8.94%        881          8.15%      2,133
Mortgage-backed securities                                   --            --          --            --          --
                                                         ------     ---------      ------     ---------      ------
Total amortized cost                                     $  272          8.94%     $3,083          6.48%     $3,129
Estimated market value                                   $  274                    $3,102                    $3,143
AVAILABLE FOR SALE:
U.S. Treasury and agency securities                      $3,998          6.58%     $3,000          5.46%     $2,000
Mortgage-backed securities                                   84          1.06%        282          6.58%         --
                                                         ------     ---------      ------     ---------      ------
Total amortized cost                                     $4,082          6.47%     $3,282          5.56%     $2,000
Estimated market value                                   $4,110                    $3,238                    $1,991


                                                                     Maturing
                                                        ------------------------------------
                                                        After Five
                                                          Through              After
                                                         Ten Years           Ten Years                    Total
                                                        ----------      --------------------      --------------------
                                                           Yield         Cost        Yield         Cost        Yield
                                                        ----------      ------     ---------      ------     ---------

HELD TO MATURITY:
U.S. Treasury and agency securities                           6.70%     $   --            --      $3,198          6.09%
Obligations of states and political subdivisions (1)          7.36%        148          7.47%      3,434          7.68%
Mortgage-backed securities                                      --          72          9.00%         72          9.00%
                                                         ---------      ------     ---------      ------     ---------
Total amortized cost                                          7.15%     $  220          7.96%     $6,704          6.94%
Estimated market value                                                  $  224            --      $6,743            --
AVAILABLE FOR SALE:
U.S. Treasury and agency securities                           7.23%     $   --            --      $8,998          6.35%
Mortgage-backed securities                                      --          --            --         366          5.31%
                                                         ---------      ------     ---------      ------     ---------
Total amortized cost                                          7.23%     $   --            --      $9,364          6.31%
Estimated market value                                                  $   --                    $9,339


(1) Interest on non-taxable securities and total interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1996 in adjusting interest on tax-exempt investment securities to a fully taxable basis.

                                     TABLE C

         At December 31, 1996 investment securities from the following issuers each totaled over ten percent (10%) of shareholders' equity of the Company:


                                                              (In thousands)
                                                           Amortized   Market
                                                             Cost       Value
                                                           ---------   ------
Federal Home Loan Mortgage Corporation                      $1,366     $1,357
Federal National Mortgage Association                        3,994      3,982
Federal Home Loan Bank                                       4,202      4,194
Student Loan Marketing Association                           1,000      1,000

                                     TABLE D

                                 LOAN PORTFOLIO

         The composition of the loan portfolio at December 31, 1996 and 1995 is summarized in the table below.


                                                            1996        1995
                                                           -------    -------
                                                              (In Thousands)
Commercial, financial and agricultural                     $15,568    $13,319
Real estate:
  Construction                                               6,813      2,250
  Mortgage                                                  41,930     35,137
  Equity                                                     2,178      1,042
Held for sale                                                2,923      4,984
Installment                                                  1,602      1,211
Other                                                          903        768
                                                           -------    -------
                                                            71,917     58,711
Deferred loan fees                                            (555)      (559)
                                                           -------    -------
                                                           $71,362    $58,152
                                                           =======    =======

                                     TABLE E

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The following table presents information concerning loan maturities and sensitivity to changes in interest rates in the loan portfolio, as well as loans that have fixed or floating interest rates at December 31, 1996.


                                                              (In Thousands)

                                                One        After One      After
Maturity Distribution of                        Year        Through       Five
Selected Loans:                                Or Less    Five Years      Years        Total
                                               -------    ----------     -------      -------
  Commercial, financial and agricultural       $12,758      $ 2,520      $ 1,818      $17,096
  Real estate-construction                       8,541           --           --        8,541
  Equity                                            --           --        2,178        2,178
  Other                                         30,044        5,353        8,497       43,894
                                               -------      -------      -------      -------
                                               $51,343      $ 7,873      $12,493      $71,709
                                               =======      =======      =======      =======
Sensitivity to Changes in Interest Rates:
  Loans with fixed interest rates              $ 3,596      $ 7,873      $12,493      $23,962
  Loans with floating interest rates            47,747           --           --       47,747
                                               -------      -------      -------      -------
                                               $51,343      $ 7,873      $12,493      $71,709
                                               =======      =======      =======      =======


                                     TABLE F

             SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         A summary of nonaccrual, past due and restructured loans at December 31, 1996 and 1995 is set forth below:


                                                               December 31,
                                                              (In Thousands)
                                                            -----------------
                                                             1996       1995
                                                            ------     ------
Nonaccrual                                                  $  208     $   --
Accruing loans past due 90 days or more                        227         99
Restructured loans                                              --         --
                                                            ------     ------
                                                            $  435     $   99
                                                            ======     ======

         The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. Interest income from nonaccrual loans is not accrued on the books, but rather is recorded only when and if received and the principal is deemed to be collectible.

         Loans are placed on a nonaccrual basis and any accrued but unpaid interest is reversed and charged against income when the payment of interest or principal is ninety days or more past due, except when the loan is well secured and in the process of collection. Nonaccrual loans at December 31, 1996 constituted approximately 0.3% of total gross loans. The Bank had no nonaccrual loans at December 31, 1995. Loans in the nonaccrual category are treated as nonaccrual loans even though the Bank may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off. The Senior Loan Officer, on at least a quarterly basis, assesses the loan portfolio to determine which loans should be added to or removed from the quarterly Watch list. The Bank's internal Loan Review Examiner grades all new commercial loans and all credits where the total liability equals or exceeds the reporting limit. If either the Senior Loan Officer or the Loan Review Examiner detects a serious deficiency, the loan is placed on the next quarterly Watch list.

         Once a loan is on the Watch list, the Loan Officers are required to complete a "Report of Collection Activity" and to make at least monthly status reports. While the loan is on the Watch list, the Senior Loan Officer oversees and coordinates the Loan Officer's efforts to either rehabilitate the loan or effect collection in an expeditious manner.

         Restructured loans reflect situations in which, due to the inability of the borrower to comply with the original terms of the loan, the terms have been modified, usually with the accrual of interest at a reduced rate. As of December 31, 1996, the Bank had no restructured loans.

         Interest income on nonaccrual loans that would have been recognized for the year ended December 31, 1996, if the loans had been current in accordance with their original terms totaled $45,407. The Company recognized $12,442 in interest income on these loans for the year ended December 31, 1996.

         There are no loans, which were current at December 31, 1996, where known information about possible credit problems of borrowers causes management of the Company to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms.

         Outstanding loans to contractors engaged in construction and land development constituted $7,415,000 or 10% of total loans at December 31, 1996. The loans are a cross-section of types, from commercial to real estate construction, and are not all secured by real estate. The borrowers as a group, however, are engaged in business activities which could be affected by changing conditions in the real estate market. There were no other categories of loans representing a concentration of 10% or more of total loans at December 31, 1996, except as set forth in Table D above.

                                     TABLE G

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes loan loss experience as of and for the years ended December 31, 1996 and 1995.


                                                                   1996              1995
                                                                 --------          --------
                                                                  (Dollars in thousands)
Allowance for loan losses:
  Balance at beginning of year                                   $    982          $    756
  Charge-offs:
    Commercial, financial and agricultural                             25                --
    Real estate - mortgage                                             --                24
    Installment                                                         8                --
    Other                                                               2                 3
                                                                 --------          --------
      Total loans charged-off                                          35                27
                                                                 --------          --------
  Recoveries:
                                                                       19               398
    Commercial, financial and agricultural
    Real estate - mortgage                                              3                --
    Other                                                               2                10
                                                                 --------          --------
      Total recoveries                                                 24               408
                                                                 --------          --------
    Net (charge-offs) recoveries                                      (11)              381
      Benefit for reduction in allowance                               --              (155)
                                                                 --------          --------
  Balance at end of year                                         $    971          $    982
                                                                 ========          ========
Loans outstanding at December 31                                 $ 71,362          $ 58,152
                                                                 ========          ========
Average loans outstanding during period                          $ 63,008          $ 52,830
                                                                 ========          ========
Allowance for loan losses as a percentage
  of outstanding loan balance                                         1.4%              1.7%
                                                                 ========          ========
Net (charge-offs) recoveries to average loans outstanding             --%               0.7%
                                                                 ========          ========


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

         Although the Bank does not specifically allocate its allowance for loan losses on the basis of type of loan, using these criteria the allocation of the allowance for loan losses would be as set forth below:

                                          Allowance for Loan Losses by Loan Type

                                           1996                             1995
                                 -------------------------       ---------------------------
                                          Percent of Loans                  Percent of Loans
                                          in Each Category                  in Each Category
(Dollars in thousands)           Amount    to Total Loans        Amount      to Total Loans
                                 ------    --------------        ------      --------------
Commercial, financial
  and agricultural                $242          22%               $184             23%
Real estate - construction          37           9%                 11              4%
Real estate - mortgage             241          59%                256             60%
Equity                              11           3%                  5              2%
Held for sale                        4           4%                 14              8%
Installment                         22           2%                 19              2%
Other                               29           1%                 20              1%
Unallocated                        385          N/A                473            N/A
                                  ----                            ----
                                  $971                            $982
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

                                     TABLE H

                                    DEPOSITS

         The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 1996 and 1995.


                                                                 1996                                 1995
                                                                 ----                                 ----
(Dollars in Thousands)
                                                        Balance           Rate                Balance        Rate
                                                        -------           ----                -------        ----
Noninterest-bearing demand deposits                     $25,124            N/A                $24,571         N/A
Savings and interest-bearing demand                      25,050           2.60%                27,529        2.60%
Time                                                     32,437           5.25%                22,986        5.39%
                                                        -------                               -------
                                                        $82,611                               $75,086
                                                        =======                               =======

                                     TABLE I

                                  TIME DEPOSITS

         The following table sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1996.


                                                        (In Thousands)
                                          Time Certificates of        Other Time
                                                Deposit of            Deposits of
                                             $100,000 or More       $100,000 or More
                                             ----------------       ----------------
Three months or less                              $ 1,999                $11,952
Over 3 through 6 months                             1,818                     --
Over 6 through 12 months                            1,600                     --
Over 12 months                                        603                     --
                                                  -------                -------
                                                  $ 6,020                $11,952
                                                  =======                =======

                                     TABLE J

                           RETURN ON EQUITY AND ASSETS

         The following table sets forth certain financial ratios for the years ended December 31, 1996 and 1995.


(Dollars in thousands)                                            1996                 1995
                                                                --------             --------
Net income                                                     $   1,083            $     945
Net income
         To average assets                                           1.1%                 1.0%
         To average shareholders' equity                            11.8%                11.1%
Dividends declared per share to net income per share           0.34 to 1            0.38 to 1
----------------------------------------------------------------------------------------------

Average shareholders' equity to average assets                       9.7%                 9.4%

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

         The Bank's primary service area consists principally of the cities of Oakland, San Leandro, Hayward and San Ramon and the unincorporated areas of Castro Valley and San Lorenzo which, at June 30, 1996, contained ninety-six (96) competing banking offices, including the Bank, and twenty-four (24) branch offices of other independent banks. At June 30, 1996, the Bank's primary service area also contained forty-seven (47) offices of savings and loan associations.

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

         The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer obtaining other services provided by it, the Company or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between the Bank and its affiliates. As affiliates, the Bank and the Company are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for loans by the Bank to any affiliate.

         THE BANK

         As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California State Banking Department ("SBD") and the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

         The regulations of these state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the maximum rates of interest allowed on certain deposits. The Bank is also subject to the requirements and restrictions of various consumer laws and regulations.

         The following description of statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

         CHANGE IN CONTROL

         The BHC Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has securities registered under Section 12 of the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Financial Code also contains approval requirements for the acquisition of 10% or more of the securities of a person or entity which controls a California licensed bank. Finally, the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, together with regulations of the Federal Trade Commission, may require certain filings to be made with the Federal Trade Commission and the United States Department of Justice, and certain waiting periods to expire, prior to consummation of an acquisition of a company's voting securities.

         CAPITAL ADEQUACY REQUIREMENTS

         The Company is subject to the Federal Reserve's capital guidelines for bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. As noted below, the federal banking agencies have adopted regulations which could impose additional capital requirements on banks based on market risk and have added a component to the uniform bank rating system which addresses sensitivity to market risk, including interest rate risk. In addition, the Bank is subject to specific capital requirements imposed by the FDIC and the SBD.

         THE FEDERAL RESERVE AND FDIC

         The Federal Reserve has established risk-based and leverage capital guidelines for bank holding companies which are similar to the FDIC's capital adequacy regulations for nonmember banks. The Federal Reserve guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more.

         The Federal Reserve capital guidelines for bank holding companies and the FDIC's regulations for nonmember banks set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital(1) and "supplemental capital elements," or Tier 2 capital(2). At least fifty percent (50%) of the qualifying total capital base must consist of Tier 1 capital. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to one-hundred percent (100%) of Tier 1 capital, net of goodwill.

         Both bank holding companies and nonmember banks are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of eight percent (8%), at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve and the FDIC to those assets.

         The Federal Reserve and the FDIC have established a minimum leverage ratio of three percent (3%) Tier 1 capital to total assets for bank holding companies and nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of four percent (4%) or five percent (5%).

--------

(1) Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

(2) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk-weighted assets);
(ii) perpetual preferred stock, long term preferred stock, and related surplus not qualifying as core capital; (iii) hybrid capital instruments, including mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.

         Set forth below are the Company's and the Bank's risk based and leverage capital ratios as of December 31, 1996:


                                                          RISK BASED CAPITAL RATIO
                                                           (Dollars in thousands)

                                                    Company                           Bank
                                                    -------                          -------
                                          Amount              Ratio        Amount              Ratio
                                          -------             -----        -------             -----
Tier 1 Capital                            $ 9,433             12.4%        $ 9,589             12.6%
Tier 1 Capital minimum requirement          3,054              4.0           3,049              4.0
                                          -------             ----         -------             ----
     Excess                               $ 6,379              8.4%        $ 6,540              8.6%
                                          =======             ====         =======             ====

Total Capital                             $10,388             13.6%        $10,542             13.8%
Total Capital minimum requirement           6,109              8.0           6,098              8.0
                                          -------             ----         -------             ----
     Excess                               $ 4,279              5.6%        $ 4,444              5.8%
                                          =======             ====         =======             ====
Risk weighted assets                                $76,360                          $76,227
                                                    =======                          =======

                                                                   LEVERAGE RATIO
                                                                (Dollars in thousands)
                                                       Company                          Bank
                                                       -------                         -------
                                              Amount            Ratio         Amount            Ratio
                                              ------            ------        ------            ------
Tier 1 Capital to average total assets        $9,433               9.9%       $9,589              10.1%
Range of minimum leverage                      2,852-              3.0-        2,848-              3.0-
 requirement                                   4,754               5.0%        4,747               5.0%
                                              ------            ------        ------            ------
Range of excess                                4,679-              4.9-        4,842-              5.1-
                                              $6,581               6.9%       $6,741               7.1%
                                              ======            ======        ======            ======
Average total assets*                                  $95,077                         $94,937
                                                       =======                         =======

(*Average total assets do not include unrealized gains/losses on securities available for sale.)

         The risk-based capital ratio discussed above focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The FDIC has addressed many of these areas in related rule-making proposals and under FDICIA (as defined below), some of which are discussed herein. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratio. In light of the foregoing, the FDIC has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital commensurate with the level and nature of the risks to which they are exposed.

         Recently adopted regulations by the federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas. In addition, the agencies have promulgated guidelines for institutions to develop and implement programs for interest rate risk management, monitoring and oversight.

         Further, the banking agencies recently have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

         Finally, institutions which are engaged in securities trading activities and have significant exposure to market risk will be required as of January 1, 1998 to maintain additional capital to support that exposure, although voluntary compliance with the new regulations is permissible after January 1, 1997. The additional capital requirements will apply to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. Institutions subject to the rule will be required to test internal models of market risk and the market risk capital charge will be increased for institutions whose models are inaccurate. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

         In connection with the recent regulatory attention to market risk and interest rate risk, the federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies will focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

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

         PAYMENT OF DIVIDENDS

         The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1996, the Company had no outstanding preferred stock.

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

         In addition to the regulations concerning minimum uniform capital adequacy requirements discussed above, the FDIC has established guidelines regarding the maintenance of an adequate allowance for loan and lease losses. Therefore, the future payment of cash dividends by the Bank to the Company will generally depend, in addition to regulatory constraints, upon the Bank's earnings during any fiscal period, the assessment of the respective Boards of Directors of the capital requirements of such institutions and other factors, including the maintenance of an adequate allowance for loan and lease losses.

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

         CORPORATE ALTERNATIVE MINIMUM TAX

         Generally, a corporation will be subject to an alternative minimum tax ("AMT") to the extent the tentative minimum tax exceeds the corporation's regular tax liability. The tentative minimum tax is equal to (a) 20% of the excess of a corporation's "alternative minimum taxable income" ("AMTI") over an exemption amount, less (b) the alternative minimum foreign tax credit. AMTI is defined as taxable income computed with special adjustments and increased by the amount of tax preference items for a tax year. An important adjustment is made for "adjusted current earnings," which generally measures the difference between corporate earnings and profits (as adjusted) and taxable income. Finally, a corporation's net operating loss (computed for AMT purposes), if any, can be utilized only up to 90% of AMTI, with the result that a corporation with current year taxable income will pay some tax.

         BAD DEBT DEDUCTION

         A bank with average adjusted bases of all assets exceeding $500 million (a "large bank") must compute its bad debt deduction using the specific charge-off method. Under that method, a deduction is taken at the time the debt becomes partially or wholly worthless. A bank not meeting the definition of a large bank may use either the specific charge-off method or the "experience" reserve method, under which the addition to bad debt reserve is based on the bank's actual loss experience for the current year and five preceding years. The U.S. Treasury has promulgated regulations which permit a bank to elect to establish a conclusive presumption that a debt is worthless, based on applying a single set of standards for both regulatory and tax accounting purposes.

         INTEREST INCURRED FOR TAX-EXEMPT OBLIGATIONS

         Generally, taxpayers are not allowed to deduct interest on indebtedness incurred to purchase or carry tax-exempt obligations. This rules applies to a bank, to the extent of its interest expense that is allocable to tax-exempt obligations acquired after August 7, 1986. A special exception applies, however, to a "qualified tax-exempt obligation," which includes any tax-exempt obligation that (a) is not a private activity bond and (b) is issued after August 7, 1986 by an issuer that reasonably anticipates it will issue not more than $10 million of tax-exempt obligations (other than certain private activity bonds) during the calendar year. Interest expense on qualified tax-exempt obligations is deductible, although it is subject to a 20% disallowance under special rules applicable to financial institutions.

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

         MARK-TO-MARKET RULES

         The Revenue Reconciliation Act of 1993 introduced certain "mark-to-market" tax accounting rules for "dealers in securities." Under these rules, certain "securities" held at the close of a taxable year must be marked to fair market value, and the unrealized gain or loss inherent in the security must be recognized in that year for federal income tax purposes. Under the definition of a "dealer," a bank or financial institution that regularly purchases or sells loans may be subject to the new rules. The rules generally are effective for tax years ending on or after December 31, 1993.

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

         CALIFORNIA TAX LAWS

         A commercial bank is subject to the California franchise tax at a special bank tax rate based on the general corporate (non financial) rate plus 2%. The rate for calendar income year 1996 is 11.3%. For calender income year 1997, the bank tax rate is 10.84% (which reflects a decrease in the general corporate tax rate to 8.84%). The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

         California has adopted substantially the federal AMT, subject to certain modifications. Generally, a bank is subject to California AMT in an amount equal to the sum of (a) 7% of AMTI (computed for California purposes) over an exemption amount and (b) the excess of the bank tax rate over the general corporation tax rate applied against net income for the taxable year, unless the bank's regular tax liability is greater. The 7% rate is lowered to 6.65% for any income year beginning after 1996.

         California permits a bank to compute its deduction for bad debt losses under either the specific charge-off method or according to the amount of a reasonable addition to a bad debt reserve.

         California has incorporated the federal NOL provisions, subject to significant modifications for most corporations. First, NOLs arising in income years beginning before 1987 are disregarded. Second, no carryback is permitted, and for most corporations NOLs may be carried forward only five years. Third, in most cases, only 50% of the NOL for any income year may be carried forward. Fourth, NOL carryover deductions are suspended for income years beginning in calendar years 1991 and 1992, although the carryover period is extended by one year for losses sustained in income years beginning in 1991 and by two years for losses sustained in income years beginning before 1991. Finally, the special federal NOL rules regarding bad debt losses of commercial banks do not apply for California purposes.

         Finally, in 1994, California enacted legislation conforming to the federal tax treatment of amortization of intangibles and goodwill, with certain modifications. No deduction is allowed under this provision for any income year beginning prior to 1994.

         The various laws discussed herein contain other changes that could have a significant impact on the banking industry. The effect of these changes is uncertain and varied, and it is unclear to what extent any of these changes may influence the Bank's operations or the banking industry generally.

         In addition, there are several tax bills currently pending before Congress which could have a significant impact on the banking industry. As of March 15, 1997, it is uncertain whether these bills will be enacted and what impact these bills will have on the Bank.

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

         RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

         In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act ("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, as September 29, 1995, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies may approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. Riegle-Neal includes several other provisions which may have an impact on the Company's and the Bank's business. The provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between U.S. and foreign banks, evaluation on a bank-wide, state-wide and, if applicable, metropolitan area basis of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

         California has adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), which became effective on October 2, 1995. The IBBA addresses the supervision of state chartered banks which operate across state lines, and covers such areas as branching, applications for new facilities and mergers, consolidations and conversions, among other things. The IBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate. In addition, pursuant to the IBBA, California "opted in early" to the Riegle-Neal provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the IBBA, a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or establishing a de novo California branch office.

         The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company and the Bank, the competitive environment in which the Bank operates, or the impact on the Company or the Bank of any regulations adopted or proposed under Riegle-Neal and the IBBA.

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

         An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to the following mandatory supervisory actions immediately upon notification of its capital category: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under Section 38 of the FDIA, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) requirement that the institution submit within the time allowed by the FDIC a capital restoration plan, which must include (a) the steps the institution will take to become adequately capitalized, (b) the levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with restrictions or requirements imposed on its activities, (d) the types and levels of activities in which the institution will engage, and (e) such other information as the FDIC may require; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to the lesser of 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the

--------

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

         Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, will be required to do or comply with one or more of the following: (1) sell enough additional capital, including voting shares, to bring the institution to an adequately capitalized level or if one or more grounds exist for appointing a conservator or receiver for the institution, be acquired by or combined with another insured depository institution; (2) restrict transactions with affiliates; (3) restrict interest rates paid on deposits to the prevailing rates in the region where the institution is located, as determined by the FDIC; (4) restrict asset growth or reduce total assets more stringently than described above; (5) terminate, reduce or alter any activity (including any activity conducted by a subsidiary of the institution) determined by the FDIC to pose an excessive risk to the institution; (6) hold a new election for the institution's board of directors;
(7) dismiss directors or senior officers and/or employ new officers, subject to agency approval; (8) cease accepting deposits from correspondent depository institutions, including renewals and rollovers of prior deposits; (9) divest or liquidate any subsidiary that is in danger of becoming insolvent and poses a significant risk to the institution or that is likely to cause significant dissipation of the institution's assets or earnings; or (10) take any other action that the FDIC determines to be appropriate.

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

                  Other Provisions of FDICIA

         FDICIA required the federal banking agencies to adopt regulations or guidelines with respect to safety and soundness standards. The agencies have adopted uniform guidelines which are used, primarily in connection with examinations, to identify and address problems at insured depository institutions before capital becomes impaired. The federal bank regulatory agencies recently adopted asset quality and earnings standards which were added to the safety and soundness guidelines. The asset quality standards require a depository institution to establish and maintain a system appropriate to the institution's size and operations to identify and prevent deterioration in problem assets. With respect to earnings, the institution should adopt and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

         FDICIA restricts the acceptance of brokered deposits by insured depository institutions that are not well capitalized. It also places restrictions on the interest rate payable on brokered deposits and the solicitation of such deposits by such institutions. An undercapitalized institution will not be allowed to solicit brokered deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market area in which such deposits would otherwise be accepted. In addition to these restrictions on acceptance of brokered deposits, FDICIA provides that no pass-through deposit insurance will be provided to employee benefit plan deposits accepted by an institution which is ineligible to accept brokered deposits under applicable law and regulations.

         FDICIA also adds grounds to the previously existing list of reasons for appointing a conservator or receiver for an insured depository institution.

         Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution. To arrive at a risk-based assessment for each depository institution, the FDIC has constructed a matrix of nine risk categories based on capital ratios and relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized" or "undercapitalized." Each institution also is assigned to one of three supervisory groups based on levels of risk. Risk assessment premiums are based on an institution's assignment within the matrix and for 1996 ranged from $0.0 to $0.27 per $100 of deposits. For 1996, the FDIC lowered assessment rates for all risk categories by four cents ($.04), with the lowest-rated institutions' assessment being reduced from $0.31 per $100 of deposits.

         FDICIA also places restrictions on insured state bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.

         Because the foregoing and other proposed regulations are subject to change before they are adopted in final form, their ultimate impact on the Company and the Bank cannot yet be determined.

         OTHER RECENT LEGISLATION

         The Deposit Insurance Funds Act of 1996 (the "Funds Act") requires the FDIC to impose a one-time special assessment against deposits insured by the Savings Association Insurance Fund ("SAIF") in order to recap- italize the SAIF to its required reserve ratio. The special assessment was imposed at a rate of
65.7 cents ($0.657) per $100 of SAIF-assess- able deposits on October 8, 1996. The Bank held no SAIF-assessable deposits as of that date. In addition, the Funds Act authorizes the Financing Corporation, which provides funding for the Federal Home Loan Bank System, to levy assessments on Bank Insurance Fund ("BIF") - assesable deposits. The rate of such assessment has not yet been established.

         On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act provides regulatory relief for both large and small banks by, among other things, reducing the burden of regulatory examinations, streamlining bank holding company procedures and establishing a formal regulatory appeals process. The Regulatory Improvement Act also addresses a variety of other topics, including, but not limited to, mortgage loan settlement procedures, call reports, insider lending, money laundering, currency transaction reports, management interlocks, foreign accounts, mortgage servicing and credit card receivables. Although the Regulatory Improvement Act should reduce the regulatory burden currently imposed on banks, it is not possible to ascertain the precise effect its various provisions will have on the Company or the Bank.

         CONSUMER PROTECTION LAWS AND REGULATIONS

         The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations, including the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Due to heightened regulatory concern related to compliance with these and other statutes generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

         The Bank has invested approximately $2,729,000 through December 31, 1996 in leasehold improvements and furniture, fixtures and equipment in its headquarters office, which includes 1495 and 1475 East 14th Street, San Leandro.

         The Bank's SBA and construction divisions are located in the Bank's extension office at 1500 Washington Avenue, San Leandro, California 94577. The premises consists of a one-story wood frame structure which has a floor area of 2,072 square feet. There is a parking lot adjacent to the building. The property was purchased by the Company at a cost of $196,512 in 1985, and the premises are leased from the Company by the Bank for the SBA and construction divisions at a monthly rental of $2,000. The Bank invested approximately $254,000 in leasehold improvements and furniture, fixtures and equipment in its extension office through December 31, 1996.

         The Bank's Hayward branch office is located in a modern facility at 1030 La Playa Drive, Hayward, California. The Hayward branch office consists of 4,285 square feet of interior space and includes four (4) teller stations, and a night depository and an automated teller machine.

         The Bank purchased the Hayward branch premises in February, 1993 at a total cost of $700,000. The Bank invested approximately $693,000 in leasehold improvements and furniture, fixtures and equipment in its Hayward branch office through December 31, 1996.

         The Bank's San Ramon branch office is located in a modern facility at 2821 Crow Canyon Road, San Ramon, California. The San Ramon branch office consists of approximately 5,526 square feet of space and includes five teller stations and a night depository and automated teller machine. The Bank invested approximately $168,000 in leasehold improvements and furniture, fixtures and equipment in its San Ramon office through December 31, 1996.

         The Bank entered into a lease for the San Ramon branch office premises which commenced on November 1, 1996, extends for a term of sixty months and provides for rental payments of $7,500 per month for the first twelve months of the lease term, increasing to $8,000 per month for the next twelve months of the lease term. On each subsequent anniversary of the lease commencement date, the rental payments will be adjusted to reflect changes in the Consumer Price Index, subject to a cap on each such adjustment of five percent. The lease also grants to the Bank options to extend the lease term for three additional five year periods with the rental payments for such extension periods to be determined by mutual agreement of the Bank and the lessor or by appraisal.


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

         As of March 3, 1997, there were 440 holders of record of the Company's Common Stock.


ITEM 6 -          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         For Management's Discussion and Analysis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 16 through 24 of the Annual Report, which are incorporated herein by reference.

         CERTAIN MATTERS DISCUSSED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARDED-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. THEREFORE, THE INFORMATION SET FORTH THEREIN SHOULD BE CAREFULLY CONSIDERED WHEN EVALUATING THE BUSINESS PROSPECTS OF THE COMPANY AND THE BANK.

ITEM 7 -          FINANCIAL STATEMENTS

         For consolidated financial statements of the Company, see consolidated balance sheets at December 31, 1996 and 1995, and consolidated income statements, consolidated statements of cash flows and consolidated statements of shareholders' equity for the years ended December 31, 1996, 1995 and 1994, and notes to consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 and the "Independent Auditors' Report" thereon at Pages 2 through 14 of the Annual Report, which are incorporated herein by reference.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9 -          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, there are no greater than ten-percent holders of the Company's Common Stock other than Richard M. Kahler, President and Chief Executive Officer of the Company and the Company's Employee Stock Ownership Plan.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for fiscal year 1996, the officers and directors of the Company complied with all applicable filing requirements, except that director Dimitri Koroslev failed to file on a timely basis a Report of Changes in Beneficial Ownership on Form 4 to report one transaction in securities, which was subsequently reported during 1996.


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


ITEM 13 -         EXHIBITS AND REPORTS ON FORM 8-K


(a)  FINANCIAL STATEMENTS                                                                REFERENCE PAGE
                                                                                         --------------
                                                                               1996 Annual
                                                                                  Report              Form 10-KSB
                                                                                  ------              -----------
1.     CONSOLIDATED FINANCIAL STATEMENTS:
       BALANCE SHEETS AT DECEMBER 31, 1996 AND 1995.....................            2
       INCOME STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996,
                1995 AND 1994...........................................            3
       STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                1996, 1995 AND 1994.....................................            4
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS
       ENDED DECEMBER 31, 1996, 1995 AND 1994...........................            5
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................          6 - 14
       INDEPENDENT AUDITORS' REPORT.....................................            14

2.       FINANCIAL STATEMENT SCHEDULES:

         In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company; or (b) the information required is included in the consolidated financial statements or notes thereto.

EXHIBITS

         See Index to Exhibits at pages 34-36 of this Form 10-KSB.

(b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

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

Date:  March 27, 1997             BAY COMMERCIAL SERVICES


                                  By: /s/Richard M. Kahler
                                      -----------------------------------------
                                         Richard M. Kahler,
                                         President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard M. Kahler                                          DATE:         March 27, 1997
______________________________________________________
Richard M. Kahler,
President and Chief Executive Officer
 (Principal Executive Officer) and Director

/s/Randall D. Greenfield*                                     DATE:        March 27, 1997
_____________________________________________________
Randall D. Greenfield,
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)
and Secretary

/s/Joshua Fong, O.D.                                          DATE:        March 27, 1997
_____________________________________________________
Joshua Fong, O.D.,
Chairman of the Board of Directors and Director

/s/William R. Henson                                          DATE:        March 27, 1997
_____________________________________________________
William R. Henson, Director

/s/Dimitri V. Koroslev                                        DATE:        March 27, 1997
_____________________________________________________
Dimitri V. Koroslev, Director

/s/William E. Peluso                                          DATE:        March 27, 1997
_____________________________________________________
William E. Peluso, Director

/s/Oswald A. Rugaard                                          DATE:        March 27, 1997
_____________________________________________________
Oswald A. Rugaard, Director

/s/Mark A. Wilton                                             DATE:        March 27, 1997
_____________________________________________________
Mark A. Wilton, Director


*By /s/Richard M. Kahler
    _________________________________________________
       (Richard M. Kahler, as Attorney-in-Fact)

                                INDEX TO EXHIBITS



EXHIBIT                                                                                          SEQUENTIALLY
NUMBER                            EXHIBIT                                                        NUMBERED PAGE
------                            -------                                                        -------------
2             Not applicable.                                                                          *

3.1           Articles of Incorporation of Company, as amended to date.(1)                             *

3.2           Bylaws of Company, as amended to date.(1)                                                *

4             Not applicable.                                                                          *

9             Not applicable.                                                                          *

10.1          Lease dated September 28, 1980 between Bay Bank of Commerce and                          *
              John J. Montero and Margaret Montero.(2)

10.2          Employee Stock Ownership Plan of Bay Bank of Commerce, as amended                        *
              and restated as of January 1, 1987.(3)

10.3          Bay Commercial Services 1982 Amended and Restated Stock Option Plan.(4)                  *

10.4          Form of Stock Option Agreements, Amended Stock Option Agreements and                     *
              Supplemental Letter under Bay Commercial Services 1982 Amended and
              Restated Stock Option Plan.(5)

10.5          Lease, dated October 1, 1987 for Bay Bank of Commerce premises at                        *
              1475 East 14th Street, San Leandro, California.(5)

10.6          Bay Commercial Services Directors' Stock Option Plan and Form of                         *
              Directors Stock Option Agreement.(6)

10.7          Letter dated December 5, 1990 modifying rental obligation under                          *
              Lease * dated September 28, 1980 between Bay Bank of Commerce and
              John J. Montero and Margaret Montero.(7)

10.8          Lease dated November 1, 1990 by and between Metro Properties and Bay                     *
              Bank of Commerce for premises located at 286 Juana Avenue, San Leandro,
              California.(7)

10.9          Bay Commercial Services Adoption Agreement of Nonstandardized Section 401(k)             *
              Profit Sharing Plan and Bank of California Defined Contribution Master Plan
              and Trust Agreement.(8)

10.10         Bay Commercial Services 1994 Stock Option Plan and Form of Stock Option                  *
              Agreements.(9)

10.11         Mutual Funds and Annuity Services Agreement entered into as of                           *
              February 17, 1994 by and between Bay Bank of Commerce and CoreLink
              Financial, Inc.(9)

10.12         Lease dated July 31, 1996 by and between Oak Creek Plaza Associates and                 ___
              Bay Bank of Commerce for premises located at 2821 Crow Canyon Road,
              San Ramon, California.

EXHIBIT                                                                                          SEQUENTIALLY
NUMBER                            EXHIBIT                                                        NUMBERED PAGE
------                            -------                                                        -------------
11            Not applicable.                                                                          *
13            Bay Commercial Services 1996 Annual Report to Shareholders (parts not                   __
              incorporated by reference are furnished for informational purposes only and are not filed herewith).
16            Not applicable.                                                                          *
18            Not applicable.                                                                          *
21            Subsidiaries of the Company.(10)                                                         *
22            Not applicable.                                                                          *
23            Independent Auditor's Consent.                                                          __
24            Power of Attorney.                                                                      __
27            Financial Data Schedule.                                                                __
28            Not applicable.                                                                          *

-----------------------

*  Not applicable.

(1) Filed as Exhibits 3.2 and 3.4, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which are incorporated herein by this reference.

(2) Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-14 (Registration No. 2-79801), which is incorporated herein by this reference.

(3) Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, which is incorporated herein by this reference.

(4) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1987, which is incorporated herein by this reference.

(5) Filed as Exhibits 10.10 and 10.12, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, which are incorporated herein by this reference.

(6) Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(7) Filed as Exhibits 10.10 and 10.11, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which are incorporated herein by this reference.

(8) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, which is incorporated herein by this reference.

(9) Filed as Exhibits 10.14 and 10.15, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which are incorporated herein by this reference.

(10) Filed as Exhibit 3 to the Company's Current Report on Form 8-K filed with the Commission on June 14, 1983, which is incorporated herein by this reference.


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

1. Bay Commercial Services Employee Stock Ownership Plan, as amended and restated as of January 1, 1987 - Form 10-KSB for fiscal year ended December 31, 1995, Exhibit 10.2.

2. Bay Commercial Services 1982 Amended and Restated Stock Option Plan - Form 10-Q for the Quarter Ended September 30, 1987, Exhibit 10.1.

3. Form of Stock Option Agreements, Amended Stock Option Agreements and Supplemental Letter under Bay Commercial Services 1982 Amended and Restated Stock Option Plan - Form 10-K for fiscal year ended December 31, 1987, Exhibit 10.10.

4. Bay Commercial Services Directors' Stock Option Plan and Form of Directors Stock Option Agreement Form 10-K for fiscal year ended December 31, 1988, Exhibit 10.10.

5. Bay Commercial Services 1994 Stock Option Plan and Form of Stock Option Agreements - Form 10-K for fiscal year ended December 31, 1994, Exhibit 10.14.