Form 10QSB
period 1997-03-31
BAY COMMERCIAL SERVICES
filed 1997-05-12
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB
(MARK ONE)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from____________to____________

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

YES    X          NO _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding at April 30, 1997

Common stock, no par value                                    1,076,720  shares

Transitional Small Business Disclosure Format

YES_____          NO  X

This report contains a total of 15 pages.

                      BAY COMMERCIAL SERVICES AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          March 31,
                                                              1997 December 31,
(Dollars in thousands):                                 (unaudited)       1996
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $  8,046    $  6,945
Federal funds sold                                           4,500           0
-------------------------------------------------------------------------------
  Cash and cash equivalents                                 12,546       6,945
-------------------------------------------------------------------------------
Securities available for sale, stated at market value
  (amortized cost of $9,267 for 1997; $9,364 for 1996)       9,171       9,339
Securities held to maturity (market values of $6,705
   for 1997; $6,743 for 1996)                                6,749       6,704
Loans held for sale                                          2,314       2,923
Loans held for investment                                   68,268      68,439
  Allowance for loan losses                                   (954)       (971)
-------------------------------------------------------------------------------
  Net loans                                                 69,628      70,391
-------------------------------------------------------------------------------
Premises and equipment, net                                  2,247       2,164
Interest and fees receivable                                   678         585
Other assets                                                   578         641
-------------------------------------------------------------------------------
  Total assets                                            $101,597    $ 96,769
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                              $ 27,152    $ 26,198
  Savings and interest-bearing demand                       23,926      23,250
  Time                                                      28,724      27,823
  Certificates of deposit, $100,000 and over                 9,165       6,020
------------------------------------------------------------------------------
  Total deposits                                            88,967      83,291
------------------------------------------------------------------------------
Securities sold under agreements to repurchase               2,206       2,304
Federal funds purchased                                          0         500
Interest payable and other liabilities                         868       1,256
------------------------------------------------------------------------------
  Total liabilities                                         92,041      87,351
------------------------------------------------------------------------------
Commitments and contingent liabilities                           0           0
Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 in 1997
    and 1996                                                 3,662       3,662
  Retained earnings                                          5,953       5,771
  Net unrealized loss on securities available for sale         (59)        (15)
-------------------------------------------------------------------------------
  Total shareholders' equity                                 9,556       9,418
-------------------------------------------------------------------------------

  Total liabilities and shareholders' equity              $101,597    $ 96,769
===============================================================================

See accompanying notes to consolidated financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
         Consolidated Condensed Statements of Income (unaudited)
                                                   Three Months Ended
                                                          March 31,
(In thousands, except per share amounts):                1997    1996
---------------------------------------------------------------------
Interest income:
  Loans, including fees                                $1,731  $1,525
  Federal funds sold                                       48      35
  Investment securities:
    Taxable                                               197     262
    Nontaxable                                             45      36
---------------------------------------------------------------------
      Total interest income                             2,021   1,858
---------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand                   154     154
    Time                                                  365     319
    Certificates of deposit, $100,000 and over            118      72
  Other borrowed funds                                     28      25
---------------------------------------------------------------------
      Total interest expense                              665     570
---------------------------------------------------------------------
      Net interest income                               1,356   1,288
Provision for loan losses                                   0       0
---------------------------------------------------------------------
      Net interest income after
        provision for loan losses                       1,356   1,288
---------------------------------------------------------------------
Noninterest income:
  Service charges and fees                                 68      65
  Bankcard income                                          66      57
  Loan servicing                                           35      36
  Gain on sale of loans                                     0      63
  Gains (losses) on sales of investment securities          0       0
  Other                                                    25      41
---------------------------------------------------------------------
      Total noninterest income                            194     262
---------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                          708     612
  Occupancy                                               174     146
  Data processing                                          77      74
  Bankcard processing expense                              52      44
  Professional services                                    36      47
  Other                                                   205     177
---------------------------------------------------------------------
      Total noninterest expenses                        1,252   1,100
---------------------------------------------------------------------
      Income before income tax expense                    298     450
Income tax expense                                        116     179
---------------------------------------------------------------------
      Net income                                       $  182  $  271
=====================================================================
      Net income per common and equivalent share       $ 0.15  $ 0.22
=====================================================================

See accompanying notes to consolidated condensed financial statements.

                         BAY COMMERCIAL SERVICES AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                            Three Months Ended
                                                                   March 31,
(In thousands):                                                  1997     1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $   182  $   271
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                               74       78
       Unamortized deferred loan fees, net                        (27)    (305)
       Originations of SBA loans held for sale                   (146)    (268)
       Proceeds from the sale of SBA loans held for sale            0    1,742
       Change in interest and fees receivable and other assets     (3)    (209)
       Change in interest payable and other liabilities           (65)    (268)
-------------------------------------------------------------------------------
     Net cash provided by operating activities                     15    1,041
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale       97      115
   Proceeds from maturities of securities held to maturity        160    1,131
   Purchase of securities held to maturity                       (205)    (541)
   Net change in loans                                            936     (459)
   Purchases of premises and equipment                           (157)     (14)
-------------------------------------------------------------------------------
     Net cash provided by investing activities                    831      232
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits                                       5,676    1,296
   Net change in securities sold under
     agreements to repurchase                                     (98)      14
   Net change in federal funds purchased                         (500)       0
   Cash dividends paid                                           (323)    (323)
-------------------------------------------------------------------------------
     Net cash provided by financing activities                  4,755      987
-------------------------------------------------------------------------------
     Net change in cash and cash equivalents                    5,601    2,260
Cash and cash equivalents at beginning of period                6,945   11,757
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $12,546  $14,017
===============================================================================
Supplemental  disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                $   655  $   585
      Income taxes                                                  0      391

See accompanying notes to consolidated condensed financial statements.

                    BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1996.

3) Net income per share for the three month periods ended March 31, 1997 and 1996 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding for the three month periods ended March 31, 1997 and 1996 was 1,247,261 and 1,207,738, respectively.

     In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.17 and $0.25 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 39% and 40% for the three month periods ended March 31, 1997 and 1996, respectively.

                      BAY COMMERCIAL SERVICES AND SUBSIDIARY

                      The Table Below Illustrates Changes in
 Major Categories of the Average Balance Sheets and Statements of Income and in
                      Certain Performance Ratios (Unaudited)
                                         Three Months Ended        Increase
                                               March 31,          (Decrease)
(Dollars in thousands):                      1997      1996        $       %
-------------------------------------------------------------------------------
Average Balances:
  Assets *                                $99,507   $90,400    $ 9,107    10.1%
  Securities - taxable*                    12,565    16,763     (4,198)  (25.0)
  Securities - nontaxable                   3,426     2,976        450    15.1
  Total loans                              70,234    59,110     11,124    18.8
  Nonaccrual loans                            261        62        199   321.0
  Other real estate owned                       0       359       (359) (100.0)
  Deposits                                 86,735    78,180      8,555    10.9
  Shareholders' equity *                    9,561     8,839        722     8.2

  Interest-earning assets                  89,821    81,531      8,290    10.2
  Interest-bearing liabilities             63,259    56,166      7,093    12.6


Income Statements:
  Interest income (1)                     $ 2,042   $ 1,875    $   167    8.9%
  Interest expense                            665       570         95   16.7
-------------------------------------------------------------------------------
    Net interest income (1)                 1,377     1,305         72    5.5
  Taxable equivalent adjustment                21        17          4   26.4
-------------------------------------------------------------------------------
    Net interest income                     1,356     1,288         68    5.3
  Provision for loan losses                     0         0          0      0
-------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                       1,356     1,288         68    5.3
-------------------------------------------------------------------------------
  Noninterest income                          194       262        (68) (26.0)
  Noninterest expenses                      1,252     1,100        152   13.8
  Income tax expense                          116       179        (63) (35.2)
-------------------------------------------------------------------------------
    Net income                            $   182   $   271    $   (89) (32.8)%
===============================================================================

 * before unrealized gain or loss on securities available for sale

                                                                 Change
Performance Ratios: (2)
  Yield on average earning assets           9.13%      9.14%     (0.01)%
  Yield on average earning assets (1)       9.22%      9.22%     (0.00)%
  Interest rate on average
     interest-bearing liabilities           4.26%      4.07%      0.19 %
  Interest expense as a percent of
      average earning assets                3.00%      2.80%      0.20 %

  Net yield on average earning assets       6.13%      6.34%     (0.21)%
  Net yield on average earning assets (1)   6.22%      6.42%     (0.20)%

(1) Federal taxable equivalent basis
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                   BAY COMMERCIAL SERVICES AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                          AND RESULTS OF  OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1997  COMPARED TO
                      THREE MONTHS ENDED MARCH 31, 1996

OVERVIEW
Certain matters discussed in this Management's Discussion and Analysis are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of Bay Commercial Services Company (the "Company") and Bay Bank of Commerce (the "Bank").

Net income of the Company was $182,000 for the first quarter of 1997 compared to $271,000 for the first quarter of 1996. Net income per share was $0.15 for the 1997 quarter compared to $0.22 for the 1996 quarter.

The $89,000 or 33% decrease in net income for the first quarter of 1997 compared to the first quarter of 1996 was principally due to a $152,000 or 14% increase in noninterest expenses and a $68,000 or 26% decrease in noninterest income. A significant portion of the increase in noninterest expenses was attributable to the San Ramon branch of the Bank which opened in December 1996. The decrease in noninterest income for the 1997 quarter compared to 1996 quarter principally reflected a 1996 gain of $63,000 from the sale of loans guaranteed by the Small Business Administration ("SBA"). There were no loan sales in the first quarter of 1997. The changes in noninterest income and noninterest expense were partially offset by a $68,000 or 5% increase in net interest income and a $63,000 or 35% reduction in income tax expense for the 1997 quarter compared to the 1996 quarter.

Total assets were $101,597,000 at March 31, 1997, representing a $4,828,000 or 5% increase from December 31, 1996. At March 31, 1997, total deposits of $88,967,000 grew $5,676,000 or 7% from year-end 1996. Cash and cash equivalents increased $5,601,000 or 81% and total loans decreased $780,000 or 1% compared to December 31, 1996. The decline in total loans reflected greater loan payoffs than fundings during the 1997 quarter.

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

Net interest income of $1,356,000 for the first quarter of 1997 increased $68,000 or 5% compared to the first quarter of 1996. The increase reflected a $8,290,000 or 10% growth in average earning assets. The net interest margin for the 1997 quarter declined, however, to 6.13% compared to 6.34% for the 1996 quarter due to a slight drop in the yield on earning assets and an increase in the cost of interest-bearing liabilities between the quarters.

The increase in average interest-earning assets between the 1997 and 1996 quarters was principally due to growth of $10,925,000 or 19% in average earning loans and $1,113,000 or 41% in average federal funds sold. These increases were partially offset by a net $3,748,000 or 19% decrease in average investment securities. The yield on average earning assets for the first quarter of 1997 declined to 9.13% compared to 9.14% for the 1996 quarter. The decrease reflected the decline in yield earned on loans to 10.03% for the 1997 quarter from 10.36% for the 1996 quarter, which was attributable to a higher average prime lending rate during the 1996 quarter.

Average interest-bearing liabilities increased $7,093,000 or 13% between the 1997 and 1996 quarters. The average rate paid for interest-bearing liabilities increased to 4.26% for the 1997 quarter compared to 4.07% for the 1996 quarter. The higher average rate paid during the 1996 quarter principally reflected a shift in the deposit mix. The proportion of total interest-bearing liabilities that were higher cost time deposits increased to 59% for the 1997 quarter compared to 53% for the 1996 quarter.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more assets than liabilities reprice in a given period (an asset sensitive position), interest rate changes will be reflected more quickly in rates on earning assets. If interest rates decline, an asset sensitive position could adversely affect net interest income. Alternatively, where liabilities reprice more quickly than assets in a given period (a liability sensitive position) a decline in market rates could benefit net interest income. The results would reverse if market rates were to increase. The following table presents the Company's interest rate sensitivity gap position at March 31, 1997. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                             Interest Sensitivity Period
                                         --------------------------------------
                                               3       Over     Over 1
                                          months   3 months    year to   Over 5
(Dollars in thousands)                   or less  to 1 year    5 years    years   Total
---------------------------------------------------------------------------------------
 Interest rate sensitive assets:
  Loans (net of nonaccrual)              $ 46,592   $ 4,209   $ 8,216  $11,707  $70,724
Securities (before unrealized loss on
  securities available for sale)            2,000     2,109     6,350    5,558   16,017
Federal funds sold                          4,500         0         0        0    4,500
---------------------------------------------------------------------------------------
    Total                                  53,092     6,318    14,566   17,265   91,241
---------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts     6,228         0         0        0    6,228
  Savings deposits                         17,698         0         0        0   17,698
  Time deposits >$100,000                  16,848     3,249       818      100   21,015
  Other time deposits                      11,211     4,156     1,507        0   16,874
  Other borrowed funds                      2,206         0         0        0    2,206
---------------------------------------------------------------------------------------
    Total                                  54,191     7,405     2,325      100   64,021
---------------------------------------------------------------------------------------
Interest rate sensitivity gap            $ (1,099)  $(1,087)  $12,241  $17,165  $27,220
---------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                        $ (1,099)  $(2,186)  $10,055  $27,220
---------------------------------------------------------------------------------------
Cumulative interest rate
 sensitivity gap to total assets            (1.1%)    (2.2%)     9.9%    26.8%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities.

The interest rate sensitivity analysis at March 31, 1997, indicates that the Company is liability sensitive in time periods of a year or less and asset sensitive over the remaining time periods.

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

The provision for loan losses reflects an amount sufficient to cover estimated loan losses and to maintain the allowance for loan losses at a level which, in Management's opinion, is adequate to absorb potential credit losses inherent in loans, outstanding loan commitments and standby letters of credit.

As of March 31, 1997, the allowance for loan losses was $954,000 compared to $971,000 at December 31, 1996. The reduced allowance reflected net loan chargeoffs of $17,000 during 1997. The ratio of the allowance for loan losses to total loans was 1.4% at March 31, 1997 and December 31, 1996. Due to the level of the allowance in relation to both nonperforming and total outstanding loans, no provision for loan losses was made during the first quarter of either 1997 or 1996. While Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at March 31, 1997 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans and other real estate owned for the quarters ended March 31, 1997 and 1996 and the year ended December 31, 1996 is summarized in the following table.

                                               March 31, December 31, March 31,
(Dollars in thousand)s                             1997         1996      1996
------------------------------------------------------------------------------
Net loan charge-offs                                $17         $11        $13

Ratio of net loan charge-offs to average loans        0           0          0

Nonperforming loans:
  Nonaccrual                                       $384        $208       $110
  Accruing loans past due
   90 days or more                                  224         227        449
------------------------------------------------------------------------------
   Total nonperforming loans                       $608        $435       $559
------------------------------------------------------------------------------

Ratio of nonperforming loans to total loans        0.9%        0.6%       1.0%
Ratio of allowance for loan losses to
  nonperforming loans                              157%        223%       173%

Other real estate owned                              0           0        $359

Because 43% of total nonperforming loans at March 31, 1997 are guaranteed by the SBA, any potential loss would be proportionately reduced. Management believes that the increases in nonperforming loans as of March 31, 1997 are not representative of any specific trend within the loan portfolio.

NONINTEREST  INCOME
Total noninterest income of $194,000 for the first quarter of 1997 decreased $68,000 or 26% compared to the first quarter of 1996. Noninterest income during the 1996 quarter benefited from a $63,000 gain on sale of SBA loans, while there were no loan sales during the 1997 quarter. Other noninterest income declined $16,000 or 39% principally due to larger recoveries during the 1996 quarter of prior years' expenses related to problem loans.

NONINTEREST  EXPENSE
Total noninterest expenses of $1,252,000 for the first quarter of 1997 increased $152,000 or 14% compared to the first quarter of 1996. The most significant change was a $96,000 or 16% increase in salaries and employee benefits, which principally reflected additional staff and salary increases in the Bank's headquarters office in San Leandro and additional staff associated with the Bank's newly opened San Ramon branch. The opening of the Bank's San Ramon branch was also the principal source of a $28,000 or 19% increase in occupancy expense and a $28,000 or 16% increase in other noninterest expenses for the 1997 quarter compared to the 1996 quarter.

PROVISION  FOR INCOME TAXES
The provision for income tax expense was $116,000 for the first quarter of 1997 compared to $179,000 for the first quarter of 1996. The $63,000 or 35% decrease in income tax expense reflected reduced taxable income for the 1997 quarter. The effective income tax rates were 39% and 40% for the 1997 and 1996 quarters, respectively.

FINANCIAL   CONDITION

LOANS  AND  INVESTMENTS
Total loans of $70,582,000 at March 31, 1997 declined $780,000 or 1% from December 31, 1996, principally due to loan payoffs. Total securities declined $123,000 or 1% due to maturities. The funds provided by deposit growth, loan payoffs and securities maturities were principally invested in overnight federal funds sold which were $4,500,000 higher at March 31, 1997 than at December 31, 1996.

DEPOSITS AND OTHER BORROWED FUNDS
Total deposits of $88,967,000 at March 31, 1997 increased $5,676,000 or 7% from December 31, 1996. The greatest growth was experienced in time certificates of deposit of $100,000 or more which grew $3,145,000 or 52% compared to year-end 1996. Growth in other deposit categories included $954,000 or 4% in noninterest-bearing demand, $676,000 or 3% in savings and interest-bearing demand and $901,000 or 3% in other time deposits. The deposit growth was generated principally through the Bank's San Ramon branch and a $2,000,000 certificate of deposit sold to the State of California. Securities sold under agreements to repurchase remained relatively unchanged at $2,206,000 at March 31, 1997 compared to $2,304,000 at December 31, 1996.

OTHER ASSETS AND OTHER LIABILITIES
Interest and fees receivable increased $93,000 or 16% during the first quarter of 1997, reflecting the increased volume of earning assets. Interest payable and other liabilities at March 31, 1997 declined $388,000 or 31% from year-end 1996 principally due to the payment in 1997 of a cash dividend of $323,000.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 27% at March 31, 1997 and 28% at December 31, 1996. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $5,000,000 with a correspondent bank and also has repurchase facilities to meet unforeseen outflows. As of March 31, 1997, no borrowed funds were outstanding from these credit facilities. As of March 31, 1997, the Bank did not carry any brokered deposit balances.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at March 31, 1997, and average assets over the three month period ended March 31, 1997:

                                                RISK BASED CAPITAL RATIO
                                                Company              Bank
(Dollars in thousands)                      Amount   Ratio      Amount   Ratio
------------------------------------------------------------------------------
Tier 1 Capital.                            $ 9,615   12.5%     $ 9,456   12.3%
Tier 1 Capital minimum requirement           3,088    4.0        3,083    4.0
------------------------------------------------------------------------------
Excess                                     $ 6,527    8.5%     $ 6,373    8.3%

Total Capital                              $10,569   13.7%     $10,410   13.5%
Total Capital minimum requirement            6,176    8.0        6,166    8.0
------------------------------------------------------------------------------
Excess                                     $ 4,393    5.7%     $ 4,244    5.5%

     Risk weighted assets                  $77,204             $77,075

                                                     LEVERAGE RATIO
                                               Company              Bank
(Dollars in thousands)                     Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------------
Tier 1 Capital to average total assets     $9,615     9.7%     $9,456     9.5%
Range of minimum leverage                   2,985-    3.0-      2,981-    3.0-
  requirement                               4,975     5.0%      4,969     5.0%
------------------------------------------------------------------------------
Range of excess                             4,640-    4.7-      4,487-    4.5-
                                           $6,630     6.7%     $6,475     6.5%

     Average total assets                  $99,507             $99,376

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION
It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended March 31, 1997 and 1996 have not been material.

                          PART II - OTHER INFORMATION


Item 5.    Other Information:  None

Item 6.    Exhibits and Reports on Form 8-K.
       (a) Exhibits:  None.
       (b) Reports on Form 8-K:
           No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1997.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          BAY COMMERCIAL SERVICES
                          (Registrant)




Date:  May 2, 1997        /s/ R. M. Kahler
                          R. M. Kahler
                          President and
                          Chief Executive Officer
                          (Principal Executive Officer)



Date: May 2, 1997         /s/ R. D. Greenfield
                          R. D. Greenfield
                          Chief Financial Officer
                          (Principal Accounting Officer)