Form 10QSB
period 1997-06-30
BAY COMMERCIAL SERVICES
filed 1997-08-08
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-QSB
(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

Class                                        Outstanding at July 31, 1997

Common stock, no par value                               1,076,720 shares


Transitional Small Business Disclosure Format

YES              NO __X_


This report contains a total of 17 pages.

                                        BAY COMMERCIAL SERVICES AND SUBSIDIARY
                                      Consolidated Condensed Balance Sheets
                                                                             June 30,
                                                                                1997  December 31,
(Dollars in thousands):                                                   (unaudited)        1996
--------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $  8,295      $ 6,945
Federal funds sold                                                             1,500            0
--------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                    9,795        6,945
--------------------------------------------------------------------------------------------------

Investment securities available for sale, stated at market value
  (amortized cost of $16,526 for 1997; $9,364 for 1996)                       16,473        9,339
Investment securities held to maturity (market values of $6,800 for 1997;
   $6,743 for 1996)                                                            6,749        6,704
--------------------------------------------------------------------------------------------------
  Total investment securities                                                 23,222       16,043
--------------------------------------------------------------------------------------------------
Loans held for sale                                                            1,284        2,923
Loans held for investment                                                     70,190       68,439
  Allowance for loan losses                                                   (1,000)        (971)
--------------------------------------------------------------------------------------------------
  Net loans                                                                   70,474       70,391
--------------------------------------------------------------------------------------------------
Premises and equipment, net                                                    2,196        2,164
Interest and fees receivable                                                     564          585
Other assets                                                                     571          641
-------------------------------------------------------------------------------------------------

  Total assets                                                              $106,822      $96,769
=================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                                $ 29,337      $26,198
  Savings and interest-bearing demand                                         23,959       23,250
  Time                                                                        31,714       27,823
  Certificates of deposit, $100,000 and over                                   9,261        6,020
--------------------------------------------------------------------------------------------------
  Total deposits                                                              94,271       83,291
--------------------------------------------------------------------------------------------------

Securities sold under agreements to repurchase                                 1,730        2,304
Federal funds purchased                                                            0          500
Interest payable and other liabilities                                           895        1,256
--------------------------------------------------------------------------------------------------
  Total liabilities                                                           96,896       87,351
--------------------------------------------------------------------------------------------------

Commitments and contingent liabilities                                             0            0

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 shares in 1997 and 1996             3,662        3,662
  Retained earnings                                                            6,296        5,771
  Net unrealized loss on securities available for sale                           (32)         (15)
--------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                   9,926        9,418
--------------------------------------------------------------------------------------------------

  Total liabilities and shareholders' equity                                $106,822      $96,769
==================================================================================================
See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             Consolidated Condensed Statements of Income (unaudited)

                                                     Six Months Ended    Three Months Ended
                                                          June 30,              June 30,
(In thousands, except per share amounts):              1997      1996        1997      1996
-------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                              $3,526    $3,095      $1,795    $1,570
  Federal funds sold                                    140       115          92        80
  Investment securities:
    Taxable                                             413       509         216       247
    Nontaxable                                           92        76          47        40
--------------------------------------------------------------------------------------------
      Total interest income                           4,171     3,795       2,150     1,937
--------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand                 319       320         165       166
    Time                                                751       667         386       348
    Certificates of deposit, $100,000 and over          245       139         127        67
  Other borrowed funds                                   50        51          22        26
--------------------------------------------------------------------------------------------
      Total interest expense                          1,365     1,177         700       607
--------------------------------------------------------------------------------------------
      Net interest income                             2,806     2,618       1,450     1,330
Provision for loan losses                                47         0          47         0
--------------------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses                     2,759     2,618       1,403     1,330
--------------------------------------------------------------------------------------------
Noninterest income:
  Service charges and fees                              133       125          65        60
  Bankcard income                                       145       120          79        63
  Loan servicing                                         62        65          27        29
  Gain on sale of loans                                  57       108          57        45
  Other                                                 192        74         167        33
--------------------------------------------------------------------------------------------
      Total noninterest income                          589       492         395       230
--------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                      1,421     1,208         713       596
  Occupancy                                             347       297         173       151
  Data processing                                       155       144          78        70
  Bankcard processing expense                           117        91          65        47
  Professional services                                  69       104          33        57
  Other                                                 403       455         198       278
--------------------------------------------------------------------------------------------
      Total noninterest expenses                      2,512     2,299       1,260     1,199
--------------------------------------------------------------------------------------------
      Income before income tax expense                  836       811         538       361
Income tax expense                                      311       316         195       137
--------------------------------------------------------------------------------------------
      Net income                                     $  525    $  495      $  343    $  224
============================================================================================
      Net income per common and equivalent share     $ 0.42    $ 0.42      $ 0.27    $ 0.19
============================================================================================
See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                                 Six Months Ended
                                                                       June 30,
(In thousands):                                                    1997      1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $   525   $   495
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                115       157
       Provision for loan losses                                     47         0
       Unamortized deferred loan fees, net                          (75)     (112)
       Originations of SBA loans held for sale                     (191)     (611)
       Proceeds from the sale of SBA loans held for sale          1,095     1,742
       Change in interest and fees receivable and other assets      117       (82)
       Change in interest payable and other liabilities             (38)     (504)
----------------------------------------------------------------------------------
     Net cash provided by operating activities                    1,595     1,085
----------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale        113       635
   Proceeds from maturities of securities held to maturity        1,161     1,132
   Purchase of securities available for sale                     (8,246)        0
   Purchase of securities held to maturity                         (205)     (541)
   Net change in loans                                             (974)   (7,598)
   Purchases of premises and equipment                             (177)      (26)
----------------------------------------------------------------------------------
     Net cash used in investing activities                       (8,328)   (6,398)
----------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits                                        10,980     6,217
   Net change in securities sold under agreements to repurchase    (574)       39
   Net change in federal funds purchased                           (500)        0
   Cash dividends paid                                             (323)     (323)
----------------------------------------------------------------------------------
     Net cash provided by financing activities                    9,583     5,933
----------------------------------------------------------------------------------
     Net change in cash and cash equivalents                      2,850       620
Cash and cash equivalents at beginning of period                  6,945    11,757
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 9,795   $12,377
==================================================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest                                                  $ 1,445   $ 1,187
      Income taxes                                                  108       719

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        Notes to Consolidated Condensed Financial Statements (Unaudited)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1996.

3) Net income per share for the three and six month periods ended June 30, 1997 and 1996 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding for the six month periods ended June 30, 1997 and 1996 was 1,251,507 and 1,181,690, respectively. The weighted average number of common and equivalent shares outstanding for the second quarter of 1997 and 1996 was 1,255,752 and 1,155,642, respectively.

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.49 and $0.46 for the six month periods ended June 30, 1997 and 1996, respectively. Basic EPS for the second quarter of 1997 and 1996 would have been $0.32 and $0.21, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 37% and 39% for the six month periods ended June 30, 1997 and 1996, respectively. The decrease in the tax rate was partially attributable to an increase in nontaxable municipal bond income in 1997 and a reduction of the California franchise tax rate to 10.84% in 1997 from 11.3% in 1996.


                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                     The Table Below Illustrates Changes in
 Major Categories of the Average Balance Sheets and Statements of Income and in
                     Certain Performance Ratios (Unaudited)
                                           Six Months Ended         Increase
                                                 June 30,          (Decrease)
(Dollars in thousands):                       1997      1996        $       %
--------------------------------------------------------------------------------
Average Balances:
  Assets *                                $101,518   $92,449    $ 9,069     9.9%
  Investment securities - taxable*          14,270    16,366     (2,096)  (12.8)
  Investment securities - nontaxable         3,453     3,102        351    11.3
  Federal funds sold                         4,303     4,563       (260)   (5.7)
  Total loans                               70,112    59,651     10,461    17.5
  Nonaccrual loans                             315       141        174   123.4
  Other real estate owned                        0       359       (359) (100.0)
  Deposits                                  88,855    80,226      8,629    10.8
  Shareholders' equity *                     9,690     8,971        719     8.0

  Interest-earning assets                   91,823    83,541      8,282     9.9
  Interest-bearing liabilities              64,382    58,045      6,337    10.9


Income Statements:
  Interest income (1)                     $  4,214   $ 3,830    $   384    10.0%
  Interest expense                           1,365     1,177        188    16.0
--------------------------------------------------------------------------------
    Net interest income (1)                  2,849     2,653        196     7.4
  Taxable equivalent adjustment                 43        35          8    22.9
--------------------------------------------------------------------------------
    Net interest income                      2,806     2,618        188     7.2
  Provision for loan losses                     47         0         47      NA
--------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                        2,759     2,618        141     5.4
--------------------------------------------------------------------------------
  Noninterest income                           589       492         97    19.7
  Noninterest expenses                       2,512     2,299        213     9.3
  Income tax expense                           311       316         (5)   (1.6)
--------------------------------------------------------------------------------
    Net income                            $    525   $   495    $    30     6.1%
================================================================================

 * before unrealized gain or loss on securities available for sale

Performance Ratios: (2)                                         Change
  Yield on average earning assets            9.16%     9.14%     0.02 %
  Yield on average earning assets (1)        9.25%     9.22%     0.03 %
  Interest rate on average interest-bearing
      liabilities                            4.28%     4.08%     0.20 %
  Interest expense as a percent of average
      earning assets                         3.00%     2.83%     0.17 %

  Net yield on average earning assets        6.16%     6.31%    (0.15)%
  Net yield on average earning assets (1)    6.25%     6.39%    (0.14)%

(1)  Federal taxable  equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

                     The Table Below Illustrates Changes in
 Major Categories of the Average Balance Sheets and Statements of Income and in
                     Certain Performance Ratios (Unaudited)
                                          Three Months Ended        Increase
                                                 June 30,          (Decrease)
(Dollars in thousands):                       1997      1996        $       %
--------------------------------------------------------------------------------
Average Balances:
  Assets *                                $103,506   $94,470    $ 9,036     9.6%
  Investment securities - taxable*          15,955    15,966        (11)   (0.1)
  Investment securities - nontaxable         3,480     3,228        252     7.8
  Federal funds sold                         4,744     6,381     (1,637)  (25.7)
  Total loans                               69,992    60,192      9,800    16.3
  Nonaccrual loans                             369       219        150    68.5
  Other real estate owned                        0       359       (359) (100.0)
  Deposits                                  90,951    82,272      8,679    10.5
  Shareholders' equity *                     9,818     9,101        717     7.9

  Interest-earning assets                   93,802    85,548      8,254     9.6
  Interest-bearing liabilities              65,492    59,925      5,567     9.3


Income Statements:
  Interest income (1)                        2,172   $ 1,955    $   217    11.1%
  Interest expense                             700       607         93    15.3
--------------------------------------------------------------------------------
    Net interest income (1)                  1,472     1,348        124     9.2
  Taxable equivalent adjustment                 22        18          4    22.2
--------------------------------------------------------------------------------
    Net interest income                      1,450     1,330        120     9.0
  Provision for loan losses                     47         0         47    NA
--------------------------------------------------------------------------------
   Net interest income after provision
    for loan losses                          1,403     1,330         73     5.5
--------------------------------------------------------------------------------
  Noninterest income                           395       230        165    71.7
  Noninterest expenses                       1,260     1,199         61     5.1
  Income tax expense                           195       137         58    42.3
--------------------------------------------------------------------------------
    Net income                            $    343   $   224    $   119    53.1%
================================================================================

* before unrealized gain or loss on securities available for sale

Performance Ratios: (2)                                         Change
  Yield on average earning assets            9.19%     9.11%     0.08 %
  Yield on average earning assets (1)        9.29%     9.19%     0.10 %
  Interest rate on average interest-bearing
      liabilities                            4.29%     4.07%     0.22 %
  Interest expense as a percent of average
      earning assets                         2.99%     2.85%     0.14 %

  Net yield on average earning assets        6.20%     6.26%    (0.06)%
  Net yield on average earning assets (1)    6.30%     6.34%    (0.04)%


(1)  Federal taxable  equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1996

OVERVIEW

Certain matters discussed in this Management's Discussion and Analysis are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment affect margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of Bay Commercial Services Company (the "Company") and Bay Bank of Commerce (the "Bank").

Net income of the Company was $525,000 for the first six months of 1997 compared to $495,000 for the first six months of 1996. Net income per share was $0.42 for both the 1997 and 1996 periods.

The $30,000 or 6% increase in net income for the 1997 period compared to the 1996 period was principally due to a $188,000 or 7% increase in net interest income and a $97,000 or 20% increase in noninterest income. These increases in income were partially offset by a $213,000 or 9% increase in noninterest expenses and a $47,000 provision for loan losses in the 1997 period.

Total assets were $106,822,000 at June 30, 1997, representing a $10,053,000 or 10% increase over December 31, 1996. Total deposits grew $10,980,000 or 13% during the period; nearly half related to deposit growth at the newest branch of the Bank in San Ramon. Due to flat loan growth during the first six months of 1997, the funds contributed by the deposit growth were principally invested in investment securities and federal funds sold.

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

Net interest income of $2,806,000 for the first six months of 1997 increased $188,000 or 7% compared to the first six months of 1996. The increase principally reflected an $8,282,000 or 10% growth in average earning assets. The net interest margin declined slightly to 6.16% for the 1997 period compared to 6.31% for the 1996 period.

The growth in average interest-earning assets between the 1997 and 1996 periods was principally due to growth of $10,287,000 or 17% in average earning loans. Average total securities and average federal funds sold declined $1,745,000 or 9% and $260,000 or 6%, respectively, between the periods. The yield on average earning assets remained relatively unchanged at 9.16% compared to 9.14% during the 1996 period. The yield was enhanced by an increase in the proportion of earning assets invested in higher yielding loans, 76% for the 1997 period compared to 71% for the 1996 period.

Average interest-bearing liabilities increased $6,337,000 or 11% between the 1997 and 1996 periods. The average rate paid for interest-bearing liabilities increased to 4.28% for the 1997 period compared to 4.08% for the 1996 period. The higher average rate paid during the 1996 period principally reflected a shift in the deposit mix. The proportion of total interest-bearing liabilities that were higher cost time deposits increased to 59% for the 1997 period compared to 53% for the 1996 period.

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

The following table presents the Company's interest rate sensitivity gap position at June 30, 1997. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                              Interest Sensitivity Period
                                         ----------------------------------------
                                               3       Over     Over 1
As of June 30, 1997:                      months   3 months    year to     Over 5
(Dollars in thousands)                   or less  to 1 year    5 years      years      Total
--------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (net of nonaccrual)              $48,375    $ 3,624    $ 8,053    $11,602    $71,654
Securities (before unrealized loss on
  securities available for sale)           9,385      3,201      5,228      5,461     23,275
Federal funds sold                         1,500          0          0          0      1,500
--------------------------------------------------------------------------------------------
    Total                                 59,260      6,825     13,281     17,063     96,429
--------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts   18,096          0          0          0     18,096
  Savings deposits                         5,863          0          0          0      5,863
  Time deposits >$100,000                 18,347      3,867      1,018        100     23,332
  Other time deposits                      9,928      5,994      1,721          0     17,643
  Other borrowed funds                       136      1,594          0          0      1,730
--------------------------------------------------------------------------------------------
    Total                                 52,370     11,455      2,739        100     66,664
--------------------------------------------------------------------------------------------
Interest rate sensitivity gap           $  6,890    $(4,630)   $10,542    $16,963    $29,765
--------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                       $  6,890    $ 2,260    $12,802    $29,765
--------------------------------------------------------------------------------------------
Cumulative interest rate
 sensitivity gap to total assets            6.5%       2.1%      12.0%      27.9%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at June 30, 1997, indicates that the Company, on a cumulative gap basis, is asset sensitive over all the time periods.

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

As of June 30, 1997, the allowance for loan losses was $1,000,000 compared to $971,000 at December 31, 1996. The ratio of the allowance for loan losses to total loans was 1.4% at June 30, 1997 and December 31, 1996. A $47,000 provision for loan losses was added during the first six months of 1997 while no provision for loan losses was made during the first six months of 1996. Although Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at June 30, 1997 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans and other real estate owned for the six months ended June 30, 1997 and 1996 and the year ended December 31, 1996 is summarized in the following table.

                                                   June 30,  December 31,  June 30, 1996
(Dollars in thousands)                                 1997          1996
-----------------------------------------------------------------------------------------
Net loan charge-offs                                    $18            $11           $14

Ratio of net loan charge-offs to average loans            0              0             0

Nonperforming loans:
  Nonaccrual                                           $359           $208          $318
  Accruing loans past due
   90 days or more                                      223            227             0
-----------------------------------------------------------------------------------------
   Total nonperforming loans                           $582           $435          $318
-----------------------------------------------------------------------------------------

Ratio of nonperforming loans to total loans            0.8%           0.6%          0.5%
Ratio of allowance for loan losses to nonperforming
  loans                                                172%           223%          304%

Other Real Estate Owned                                   0              0          $359

Although there has been an increase in total nonperforming loans from June 1996 to June 1997, 62% of the June 1997 total represent loans guaranteed by the Small Business Administration ("SBA loans"). The remaining unguaranteed nonperforming balance of $223,000 is comprised of loans in the process of recovery and/or liquidation and represents a small 0.3% of total outstanding loans. Management believes that the increase in nonperforming loans since June 30, 1996 is not representative of any specific trend within the loan portfolio.

NONINTEREST INCOME

Total noninterest income of $589,000 for the first six months of 1997 increased $97,000 or 20% compared to the first six months of 1996. The greatest change was a $118,000 or 160% increase in other noninterest income, principally reflecting a nonrecurring recovery in 1997 of $149,000 in loan collection expenses from prior periods. Bankcard income also increased during the 1997 period, up $25,000 or 21% compared to the 1996 period, due to increased merchant account activity.

With the sale of a smaller volume of SBA loans during the first six months of 1997, the gain on sale of loans declined $51,000 or 47% compared to the first six months of 1996. Loan servicing income remained nearly unchanged at $62,000 for the 1997 period compared to $65,000 for the 1996 period as the average volume of serviced loans did not change significantly.

NONINTEREST EXPENSE

Total noninterest expenses of $2,512,000 for the first six months of 1997 increased $213,000 or 9% compared to the same period in 1996. Contributing to the increase in noninterest expenses was a $213,000 or 18% increase in salaries and employee benefits principally due to additional staff for the Bank's San Ramon branch, which opened in the fourth quarter of 1996, and salary increases as well as increased benefits expenses. The Bank's San Ramon branch was also the principal reason for the $50,000 or 17% increase in occupancy expense. Costs associated with settlement of a litigation matter in the second quarter of 1996 explain a large portion of the $35,000 or 34% drop in professional services expense and the $52,000 or 11% reduction in other noninterest expense.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $311,000 for the first six months of 1997 compared to $316,000 for the first six months of 1996. The effective income tax rate was 37% and 39% for the 1997 and 1996 periods, respectively. The decline in the rate for 1997 principally reflected the effects of an increase in nontaxable municipal bond interest and a reduction in the California tax rate for financial institutions to 10.84%% for 1997 from 11.3% for 1996.

                  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1996

OVERVIEW

Net income for the Company for the second quarter of 1997 was $343,000 compared to $224,000 for the second quarter of 1996. Net income per share was $0.27 and $0.19 for the 1997 and 1996 quarters, respectively.

The $119,000 or 53% increase in net income between the 1997 and 1996 quarters principally resulted from increases of $165,000 or 72% in noninterest income and $120,000 or 9% in net interest income which were partially offset by increases of $61,000 or 5% in noninterest expense, $58,000 or 42% in the provision for income taxes and $47,000 in provision for loan losses in the 1997 quarter.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,450,000 for the second quarter of 1997 increased $120,000 or 9% compared to the second quarter of 1996. The increase principally reflected $8,254,000 or 10% growth in average earning assets between the quarters. The net interest margin declined to 6.21% from 6.26% for the 1996 quarter.

The growth in average interest-earning assets between the 1997 and 1996 quarters was principally due to an increase of $9,650,000 or 16% in average earning loans. Average total securities increased $241,000 or 1% while average federal funds sold declined $1,637,000 or 26% between the quarters. The yield on average earning assets rose to 9.19% compared to 9.11% during the 1996 quarter, principally reflecting an increase in the ratio of average earning loans to average total earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As a result of growth in loans held for investment, a $47,000 provision for loan losses was added to the reserve for loan losses during the 1997 quarter. No provision for loan losses was made during the second quarter of 1996.

NONINTEREST INCOME

Total noninterest income of $395,000 for the second quarter of 1997 increased $165,000 or 72% compared to the second quarter of 1996. The largest change was a $134,000 or 406% increase in other noninterest income, principally reflecting the 1997 recovery of $149,000 of loan collection expenses from prior periods. Also contributing to higher noninterest income for the 1997 quarter was a $16,000 or 25% increase in bankcard income and a $12,000 or 27% increase in gain on sale of loans.

NONINTEREST EXPENSE

Total noninterest expenses of $1,260,000 for the second quarter of 1997 increased $61,000 or 5% compared to the same quarter in 1996. Salaries and employees benefits increased $117,000 or 20% due principally to additional staff for the Bank's San Ramon branch opened in December of 1996 and salary increases, as well as increased employee benefits expense. Occupancy expense rose $22,000 or 15% for the 1997 quarter, principally due to the new branch of the Bank, and bankcard expense rose $18,000 or 38% as a result of increased merchant account activity. The settlement of a litigation matter in the second quarter of 1996 pushed expenses higher for that quarter in the areas of noninterest expenses and professional services with the result that these expenses dropped $80,000 or 29% and $24,000 or 42%, respectively, in the 1997 quarter.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $195,000 for the second quarter of 1997 compared to $137,000 for the second quarter of 1996. The increased income tax expense reflected higher taxable income during the 1997 quarter. The effective income tax rate was 36% and 38% for the 1997 and 1996 quarters, respectively. The decreased rate for the 1997 quarter principally reflected an adjustment to the projected tax rate for the entire year.

FINANCIAL CONDITION

LOANS AND INVESTMENTS

Loan growth slowed during the first six months of 1997 compared to the same period in 1996. Total loans of $71,474,000 at June 30, 1997 were only $112,000 higher than at year-end 1996. Deposit growth for the first six months of 1997 was principally invested in securities and federal funds sold, up by $8,679,000 or 54% from December 31, 1996.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits of $94,271,000 at June 30, 1997 increased $10,980,000 or 13% from December 31, 1996. The increase in deposits was primarily the result of new account growth in the Bank's recently opened San Ramon Regional Office and an increase in public fund time deposits. Securities sold under agreement to repurchase and federal funds purchased declined $574,000 or 25% and $500,000 or 100%, respectively, during the first six months of 1997.

OTHER ASSETS AND OTHER LIABILITIES

Interest and fees receivable decreased $21,000 or 4% during the first six months of 1997. Interest payable and other liabilities at June 30, 1997, declined $361,000 or 29% from year-end 1996 principally due to the payment in 1997 of a cash dividend accrued in 1996.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 30% at June 30, 1997 and 28% at December 31, 1996. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $5,000,000 with a correspondent bank and also has repurchase facilities to meet unforeseen outflows. As of June 30, 1997, no borrowed funds were outstanding from these credit facilities. As of June 30, 1997, the Bank did not carry any brokered deposit balances.

CAPITAL

The following tables present the Company's and the Bank's regulatory capital positions at June 30, 1997, and average assets over the six month period ended June 30, 1997:

                                             RISK BASED CAPITAL RATIO
                                              Company              Bank
(Dollars in thousands)                    Amount  Ratio       Amount   Ratio
--------------------------------------------------------------------------------
Tier 1 Capital                           $ 9,958  11.5%       $ 9,776  11.3%
Tier 1 Capital minimum requirement         3,473   4.0          3,467   4.0
--------------------------------------------------------------------------------
Excess                                   $ 6,485   7.5%       $ 6,309   7.3%

Total Capital                            $10,958  12.6%       $10,776  12.4%
Total Capital minimum requirement          6,945   8.0          6,935   8.0
--------------------------------------------------------------------------------
Excess                                   $ 4,013   4.6%       $ 3,841   4.4%

Risk weighted assets                     $86,818              $86,687

                                                  LEVERAGE RATIO
                                             Company              Bank
(Dollars in thousands)                    Amount  Ratio       Amount   Ratio
--------------------------------------------------------------------------------
Tier 1 Capital to average total assets   $ 9,958   9.8%       $ 9,776   9.6%
Range of minimum leverage                  3,046-  3.0-         3,042-  3.0-
  requirement                              5,076   5.0%         5,069   5.0%
--------------------------------------------------------------------------------
Range of excess                            4,882-  4.8-         4,707-  4.6-
                                         $ 6,912   6.8%       $ 6,734   6.6%

Average total assets                     $101,518             $101,387

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended June 30, 1997 and 1996 have not been material.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matter to a Vote of Security Holders.

     (a) The Company's Annual Meeting of Shareholders was held on June 3, 1997.

     (b) Not required.

     (c) At the 1997 Annual Meeting the shareholders took the following actions:

          1. Elected Directors of the Company to serve until the 1998 Annual Meeting of Shareholders and until their successors are elected and qualified;

          2.   Ratified  the  appointment  of  Deloitte  &  Touche  LLP  as  the
               Company's independent public accountants for the 1997 fiscal year.

          (i) In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated April 28, 1997. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                                       VOTES CAST FOR ELECTION   VOTES WITHHELD
                  Joshua Fong, O.D.                  840,778           52,322
                  William R. Henson                  840,778           52,322
                  Richard M. Kahler                  835,161           57,939
                  Dimitri V. Koroslev                840,778           52,322
                  William E. Peluso                  840,778           52,322
                  Oswald A. Rugaard                  840,778           52,322
                  Abstentions                            N/A              N/A
                  Broker non-votes                       N/A              N/A

          (ii) On the matter of the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for the 1997 fiscal year the votes cast were as follows:

                     For            891,460
                     Against              0
                     Abstentions      1,640
                     Broker non-votes   N/A

     (d) Not required.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits: None.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1997.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BAY COMMERCIAL SERVICES
                                (Registrant)




Date:  August 4, 1997           /s/R. M. Kahler
                                ------------------------------
                                R. M. Kahler
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)



Date: August 4, 1997            /s/R. D. Greenfield
                                ------------------------------
                                R. D. Greenfield
                                Chief Financial Officer
                                (Principal Accounting Officer)