Form 10QSB
period 1997-09-30
BAY COMMERCIAL SERVICES
filed 1997-11-14
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                  FORM 10-QSB
                                   (Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Class                                           Outstanding at October 31, 1997

Common stock, no par value                                     1,076,720 shares


Transitional Small Business Disclosure Format

YES NO __X_


This report contains a total of 18 pages.

                                   BAY COMMERCIAL SERVICES AND SUBSIDIARY
                                   Consolidated Condensed Balance Sheets
                                                                        September 30,
                                                                                1997  December 31,
(Dollars in thousands):                                                   (unaudited)        1996
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $  8,257      $ 6,945
Federal funds sold and securities purchased under repurchase agreements        6,800          ---
---------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     15,057        6,945
---------------------------------------------------------------------------------------------------
Investment securities available for sale, stated at market value
  (amortized cost of $17,589 for 1997; $9,364 for 1996)                       17,538        9,339
Investment securities held to maturity (market values of $7,654 for 1997;
  $6,743 for 1996)                                                             7,574        6,704
---------------------------------------------------------------------------------------------------
  Total investment securities                                                 25,112       16,043
--------------------------------------------------------------------------------------------------
Loans held for sale                                                            1,521        2,923
Loans held for investment                                                     67,841       68,439
  Allowance for loan losses                                                   (1,000)        (971)
---------------------------------------------------------------------------------------------------
  Net loans                                                                   68,362       70,391
---------------------------------------------------------------------------------------------------
Premises and equipment, net                                                    2,152        2,164
Interest and fees receivable                                                     708          585
Other assets                                                                     439          641
---------------------------------------------------------------------------------------------------
  Total assets                                                              $111,830      $96,769
===================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                                $ 30,058      $26,198
  Savings and interest-bearing demand                                         26,025       23,250
  Time                                                                        31,725       27,823
  Certificates of deposit, $100,000 and over                                  11,298        6,020
---------------------------------------------------------------------------------------------------
  Total deposits                                                              99,106       83,291
---------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                 1,732        2,304
Federal funds purchased                                                          ---          500
Interest payable and other liabilities                                           810        1,256
---------------------------------------------------------------------------------------------------
  Total liabilities                                                          101,648       87,351
---------------------------------------------------------------------------------------------------

Commitments and contingent liabilities                                           ---          ---

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000
    shares; issued & outstanding 1,076,720 shares in 1997 and 1996             3,662        3,662
  Retained earnings                                                            6,551        5,771
  Net unrealized loss on securities available for sale                           (31)         (15)
---------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                  10,182        9,418
---------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                $111,830      $96,769
===================================================================================================
See accompanying notes to consolidated condensed financial statements

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
            Consolidated Condensed Statements of Income (unaudited)

                                                 Nine Months Ended   Three Months Ended
                                                     September 30,        September 30,
(In thousands, except per share amounts):            1997     1996          1997   1996
---------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                            $5,327   $4,736      $1,801   $1,641
  Federal funds sold and securities purchased
    under repurchase agreements                       199      209          59       94
  Investment securities:
    Taxable                                           741      740         328      231
    Nontaxable                                        143      122          51       46
---------------------------------------------------------------------------------------
      Total interest income                         6,410    5,807       2,239    2,012
---------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand               496      497         177      177
    Time                                            1,166    1,041         415      374
    Certificates of deposit, $100,000 and over        398      212         153       73
  Other borrowed funds                                 73       77          23       26
---------------------------------------------------------------------------------------
      Total interest expense                        2,133    1,827         768      650
---------------------------------------------------------------------------------------
      Net interest income                           4,277    3,980       1,471    1,362
Provision for loan losses                              52      ---           5      ---
---------------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses                   4,225    3,980       1,466    1,362
---------------------------------------------------------------------------------------
Noninterest income:
  Service charges and fees                            200      192          67       67
  Bankcard income                                     225      186          80       66
  Loan servicing                                       99       99          37       34
  Gain on sale of loans                                57      174         ---       66
  Gain on sale of OREO                                ---      111         ---      111
  Other                                               198      128           6       54
---------------------------------------------------------------------------------------
      Total noninterest income                        779      890         190      398
---------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                    2,116    1,831         695      623
  Occupancy                                           511      446         164      149
  Data processing                                     233      213          78       69
  Bankcard processing expense                         179      149          62       58
  Professional services                                90      190          21       86
  Other                                               638      612         235      157
---------------------------------------------------------------------------------------
      Total noninterest expenses                    3,767    3,441       1,255    1,142
---------------------------------------------------------------------------------------
      Income before income tax expense              1,237    1,429         401      618
Income tax expense                                    457      567         146      251
---------------------------------------------------------------------------------------
      Net income                                   $  780   $  862      $  255   $  367
=======================================================================================
      Net income per common and equivalent share   $ 0.62   $ 0.71      $ 0.20   $ 0.30
=======================================================================================
See accompanying notes to consolidated condensed financial statements

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows

                                                                      Nine Months Ended
                                                                        September 30,
(In thousands):                                                          1997        1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $    780    $    862
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                       51         181
       Provision for loan losses                                           52        --
       Unamortized deferred loan fees, net                                (59)        (60)
       Originations of SBA loans held for sale                           (659)       (810)
       Proceeds from the sale of SBA loans held for sale                1,095       3,106
       Net income related to OREO                                         ---        (111)
       Change in interest and fees receivable and other assets            104        (230)
       Change in interest payable and other liabilities                  (123)       (393)
-----------------------------------------------------------------------------------------
     Net cash provided by operating activities                          1,241       2,545
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale           17,464       1,655
   Proceeds from maturities of securities held to maturity              1,271       1,661
   Purchase of securities available for sale                          (26,532)        ---
   Purchase of securities held to maturity                             (1,139)     (1,028)
   Net change in loans                                                  1,585      (9,685)
   Proceeds from sale of OREO                                             ---         251
   Purchases of premises and equipment                                   (198)        (50)
   Sales of premises and equipment                                        ---          48
-----------------------------------------------------------------------------------------
     Net cash used in investing activities                             (7,549)     (7,148)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits                                              15,815       6,381
   Net change in securities sold under agreements to repurchase          (572)        (36)
   Net change in federal funds purchased                                 (500)        ---
   Cash dividends paid                                                   (323)       (323)
-----------------------------------------------------------------------------------------
     Net cash provided by financing activities                         14,420       6,022
-----------------------------------------------------------------------------------------
     Net change in cash and cash equivalents                            8,112       1,419
Cash and cash equivalents at beginning of period                        6,945      11,757
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 15,057    $ 13,176
=========================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                       $  2,171    $  1,817
      Income taxes                                                        413         854
   Noncash investing activities during the period:
      Loans made in connection with sale of OREO                          ---         178

  See accompanying notes to consolidated condensed financial statements

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at September 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1996.

3) Net income per share for the three and nine month periods ended September 30, 1997 and 1996 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods, including the dilutive effects of stock options, if material. The weighted average number of common and equivalent shares outstanding for the nine month periods ended September 30, 1997 and 1996 was 1,255,715 and 1,214,788, respectively. The weighted average number of common and equivalent shares outstanding for the third quarter of 1997 and 1996 was 1,264,133 and 1,220,296, respectively.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.72 and $0.80 for the nine month periods ended September 30, 1997 and 1996, respectively. Basic EPS for the third quarter of 1997 and 1996 would have been $0.24 and $0.34, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 37% and 40% for the nine month periods ended September 30, 1997 and 1996, respectively. The decrease in the tax rate was partially attributable to an increase in nontaxable municipal bond income in 1997 and a reduction of the California franchise tax rate to 10.84% in 1997 from 11.3% in 1996.

                                   BAY COMMERCIAL SERVICES AND SUBSIDIARY

                                    The Table Below Illustrates Changes in
                Major Categories of the Average Balance Sheets and Statements of Income and in
                                    Certain Performance Ratios (Unaudited)

                                                                      Nine Months Ended           Increase
                                                                         September 30,           (Decrease)
(Dollars in thousands):                                                  1997       1996        $          %
--------------------------------------------------------------------------------------------------------------
Average Balances:
  Assets *                                                           $104,094    $94,425     $9,669      10.2%
  Investment securities - taxable*                                     15,926     15,934         (8)     (0.1)
  Investment securities - nontaxable                                    3,618      3,113        505      16.2
  Federal funds sold                                                    5,025      5,459       (434)     (8.0)
  Total loans                                                          70,318     61,218      9,100      14.9
  Nonaccrual loans                                                        374        194        180      92.8
  Other real estate owned                                                 ---        336       (336)   (100.0)
  Deposits                                                             91,381     82,134      9,247      11.3
  Shareholders' equity *                                                9,836      9,112        724       7.9

  Interest-earning assets                                              94,513     85,530      8,983      10.5
  Interest-bearing liabilities                                         66,221     59,609      6,612      11.1


Income Statements:
  Interest income (1)                                                  $6,476     $5,864      $ 612      10.4%
  Interest expense                                                      2,133      1,827        306      16.7
--------------------------------------------------------------------------------------------------------------
    Net interest income (1)                                             4,343      4,037        306       7.6
  Taxable equivalent adjustment                                            66         57          9      15.8
--------------------------------------------------------------------------------------------------------------
    Net interest income                                                 4,277      3,980        297       7.5
  Provision for loan losses                                                52        ---         52        NA
--------------------------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                                   4,225      3,980        245       6.2
--------------------------------------------------------------------------------------------------------------
  Noninterest income                                                      779        890       (111)    (12.5)
  Noninterest expenses                                                  3,767      3,441        326       9.5
  Income tax expense                                                      457        567       (110)    (19.4)
--------------------------------------------------------------------------------------------------------------
    Net income                                                         $  780     $  862      $ (82)     (9.5)%
==============================================================================================================

* before unrealized gain or loss on securities available for sale

Performance Ratios: (2)                                                                       Change
  Yield on average earning assets                                        9.07%      9.07%      0.00 %
  Yield on average earning assets (1)                                    9.16%      9.16%      0.00 %
  Interest rate on average interest-bearing
      liabilities                                                        4.31%      4.09%      0.22 %
  Interest expense as a percent of average
      earning assets                                                     3.02%      2.85%      0.17 %

  Net yield on average earning assets                                    6.05%      6.22%     (0.17)%
  Net yield on average earning assets (1)                                6.14%      6.31%     (0.17)%

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

                                                                      Three Months Ended          Increase
                                                                          September 30,          (Decrease)
(Dollars in thousands):                                                  1997       1996       $           %
--------------------------------------------------------------------------------------------------------------
Average Balances:
  Assets *                                                           $109,163    $98,334    $10,829      11.0%
  Investment securities - taxable*                                     21,353     15,078      6,275      41.6
  Investment securities - nontaxable                                    3,941      3,134        807      25.7
  Federal funds sold                                                    4,283      7,234     (2,951)    (40.8)
  Total loans                                                          70,722     64,316      6,406      10.0
  Nonaccrual loans                                                        490        299        191      63.9
  Other real estate owned                                                 ---        291       (291)   (100.0)
  Deposits                                                             96,351     85,906     10,445      12.2
  Shareholders' equity *                                               10,122      9,393        729       7.8

  Interest-earning assets                                              99,809     89,463     10,346      11.6
  Interest-bearing liabilities                                         69,841     62,699      7,142      11.4


Income Statements:
  Interest income (1)                                                  $2,262     $2,034      $ 228      11.2%
  Interest expense                                                        768        650        118      18.2
--------------------------------------------------------------------------------------------------------------
    Net interest income (1)                                             1,494      1,384        110       7.9
  Taxable equivalent adjustment                                            23         22          1       4.5
--------------------------------------------------------------------------------------------------------------
    Net interest income                                                 1,471      1,362        109       8.0
  Provision for loan losses                                                 5        ---          5        NA
--------------------------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                                   1,466      1,362        104       7.6
--------------------------------------------------------------------------------------------------------------
  Noninterest income                                                      190        398       (208)    (52.3)
  Noninterest expenses                                                  1,255      1,142        113       9.9
  Income tax expense                                                      146        251       (105)    (41.8)
--------------------------------------------------------------------------------------------------------------
    Net income                                                         $  255     $  367      $(112)    (30.5)%
==============================================================================================================

 * before unrealized gain or loss on securities available for sale

Performance Ratios: (2)                                                                       Change
  Yield on average earning assets                                       8.90%      8.95%      (0.05)%
  Yield on average earning assets (1)                                   8.99%      9.04%      (0.05)%
  Interest rate on average interest-bearing
      liabilities                                                       4.36%      4.12%       0.24%
  Interest expense as a percent of average
      earning assets                                                    3.05%      2.89%       0.16%

  Net yield on average earning assets                                   5.85%      6.06%      (0.21)%
  Net yield on average earning assets (1)                               5.94%      6.15%      (0.21)%

(1) Federal taxable equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

OVERVIEW

Certain matters discussed in this Management's Discussion and Analysis are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment affect margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of Bay Commercial Services (the "Company") and Bay Bank of Commerce (the "Bank").

Net income was $780,000 or $0.62 per share for the first nine months of 1997 compared to $862,000 or $0.71 per share for the 1996 period, a decline of $82,000 or 10%. The annualized return on average assets was 1.0% and 1.2% and the annualized return on average shareholders' equity was 10.6% and 12.6% for the 1997 and 1996 periods, respectively. These annualized ratios are not necessarily indicative of results for a full year.

The decline in net income during the 1997 period reflected increased noninterest expenses, primarily operating expenses of the Bank's new San Ramon Regional Branch, and certain nonrecurring noninterest income earned in 1996, both of which were partially offset with increased net interest income and decreased tax expense.

With a significant contribution from the Bank's San Ramon office, strong deposit growth propelled total assets to $111,830,000 at September 30, 1997, an increase of $15,061,000 or 16% over December 31, 1996. During the same period, total loans declined by $2,000,000 as a result of loan sales, payoffs and reduced loan originations. Investment securities and other short-term investments increased by $15,869,000 or 99%.

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

Net interest income of $4,277,000 for the first nine months of 1997 increased $297,000 or 8% compared to the same 1996 period. The increase principally reflected an $8,983,000 or 11% increase in average interest-earning assets. Although average interest-bearing liabilities increased a smaller $6,612,000 or 11%, the net interest margin for the 1997 period declined to 6.05% compared to 6.22% in 1996. The lower margin was mostly due to a $7,664,000 or 24% increase in the average volume of higher cost time deposits.

As a result of exceptionally strong loan growth during the second half of 1996, most of the increase in average interest-earning assets between the 1997 and 1996 periods was due to the increase in outstanding loan balances. However, with reduced loan originations, loan pay-offs and loan sales during the 1997 period, total outstanding loans actually declined as of September 30, 1997. Lower lending rates, in addition to reduced loan fee income, caused average loan yields to decline to 10.18% compared to 10.36% for the 1996 period. Despite the larger proportion of earning assets held in higher yielding loans, the yield on average total interest-earning assets remained unchanged at 9.07% for both the 1997 and 1996 periods.

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

The following table presents the Company's interest rate sensitivity gap position at September 30, 1997. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                        Interest Sensitivity Period
                                                ------------------------------------------
                                                      3       Over      Over 1
As of September 30, 1997:                        months   3 months     year to     Over 5
(Dollars in thousands)                          or less  to 1 year     5 years      years      Total
----------------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (net of nonaccrual)                     $49,001    $ 2,146     $ 7,406    $10,897    $ 69,450
  Investment securities (before unrealized
    loss on securities available for sale)        9,986      1,309       5,309      8,559      25,163
  Federal funds sold and securities
   purchased under repurchase agreements          6,800        ---         ---        ---       6,800
 ----------------------------------------------------------------------------------------------------
    Total                                        65,787      3,455      12,715     19,456     101,413
 ----------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts          19,527       ---         ---        ---       19,527
  Savings deposits                                6,499       ---         ---        ---        6,499
  Time deposits $100,000 and over                20,832      3,409       1,525        100      25,866
  Other time deposits                            10,329      5,076       1,751        ---      17,156
  Other borrowed funds                            1,632        100         ---        ---       1,732
-----------------------------------------------------------------------------------------------------
    Total                                        58,819      8,585       3,276        100      70,780
-----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                   $ 6,968    $(5,130)    $ 9,439    $19,356    $ 30,633
-----------------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                               $ 6,968    $ 1,838     $11,277    $30,633
-----------------------------------------------------------------------------------------------------
Cumulative interest rate
 sensitivity gap to total assets                   6.2%       1.6%       10.1%      27.4%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at September 30, 1997, indicates that the Company, on a cumulative gap basis, is asset sensitive over all the time periods.

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

As of September 30, 1997, the allowance for loan losses was $1,000,000 compared to $971,000 at December 31, 1996. The ratio of the allowance for loan losses to total loans was 1.4% at September 30, 1997 and December 31, 1996. A $52,000 provision for loan losses was added during the first nine months of 1997 while no provision for loan losses was made during the first nine months of 1996. Although Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at September 30, 1997 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans and other real estate owned for the nine months ended September 30, 1997 and 1996 and the year ended December 31, 1996 is summarized in the following table.

                                              September 30, December 31, September 30,
(Dollars in thousands)                                 1997         1996          1996
--------------------------------------------------------------------------------------
Net loan charge-offs                                   $ 23         $ 11          $ 18

Ratio of net loan charge-offs to average loans          ---          ---           ---

Nonperforming loans:
  Nonaccrual                                           $464         $208          $171
  Accruing loans past due
   90 days or more                                      168          227           267
--------------------------------------------------------------------------------------
   Total nonperforming loans                           $632         $435          $438
--------------------------------------------------------------------------------------

Ratio of nonperforming loans to total loans             0.9%         0.6%          0.7%
Ratio of allowance for loan losses to nonperforming
  loans                                                 158%         223%          220%

Other real estate owned                                 ---          ---          $ 41

Although there has been an increase in total nonperforming loans from September 1996 to September 1997, 37% of the September 1997 total represents loans guaranteed by the Small Business Administration ("SBA loans"). The remaining unguaranteed nonperforming balance of $401,000 is comprised of loans in the process of recovery and/or liquidation and represents 0.6% of total outstanding loans. Management believes that the increase in nonperforming loans since September 30, 1996 is not representative of any specific trend within the loan portfolio.

NONINTEREST INCOME

     Total noninterest income of $779,000 for the first nine months of 1997 declined $111,000 or 13% compared to the first nine months of 1996. The decrease principally reflected reductions of $117,000 or 67% in gain on sale of loans and $111,000 in gain of sale of OREO. These reductions represented larger loan sales during the 1996 period and the absence of OREO sales during the 1997 period. Partially offsetting the decreases in noninterest income were a $70,000 or 55% increase in other noninterest income and a $39,000 or 21% increase in bankcard income. Although other noninterest income for both the 1997 and 1996 periods included nonrecurring and significant recoveries of prior years' expenses related to charged-off loans, the amounts recovered were larger in 1997. Bankcard income increased during the 1997 period due to increased merchant account activity. Loan servicing income remained unchanged at $99,000 for both the 1997 and 1996 periods as the average volume of serviced loans did not change significantly.

NONINTEREST EXPENSE

Total noninterest expenses of $3,767,000 for the first nine months of 1997 rose $326,000 or 10% compared to the same period in 1996. The largest contribution to the increase was a $285,000 or 16% increase in salaries and employee benefits, which principally reflected the additional staff in the Bank's San Ramon branch and growth in other salary and employee benefits expense. The Bank's San Ramon branch was also the principal source of the $65,000 or 15% increase in occupancy expense and $26,000 or 4% increase in other noninterest expense. Costs associated with settlement of a litigation matter in 1996 explain a large portion of the $100,000 or 53% drop in professional services expense for the 1997 period.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $457,000 for the first nine months of 1997 compared to $567,000 for the first nine months of 1996. The effective income tax rate was 37% and 40% for the 1997 and 1996 periods, respectively. The decline in the rate for 1997 principally reflected the effects of an increase in nontaxable municipal bond interest and a reduction in the California tax rate for financial institutions to 10.84% for 1997 from 11.30% for 1996.

                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW

Net income for the third quarter of 1997 was $255,000 or $0.20 per share compared to $367,000 or $0.30 per share for the same 1996 quarter. The annualized return on average assets was 0.9% and 1.5% and the annualized return on average shareholders' equity was 10.0% and 15.5% for the 1997 and 1996 quarters, respectively. These annualized ratios are not necessarily indicative of results for a full year.

The $112,000 or 31% reduction in net income between the 1997 and 1996 quarters principally resulted from a $208,000 or 52% reduction in noninterest income which primarily reflected nonrecurring gains from sales of loans and OREO during the 1996 quarter. Net interest income, which increased $109,000 or 8% during the 1997 period, largely offset a $113,000 or 10% increase in noninterest expense. The increased in noninterest expense primarily represented the operating costs of the Bank's new San Ramon regional branch. With reduced taxable income and a lower effective tax rate, the Company's income tax expense declined $105,000 or 42%.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income of $1,471,000 for the third quarter of 1997 increased $109,000 or 8% compared to the same 1996 period. The increase principally reflected the $10,346,000 or 12% growth in average interest-earning assets between the quarters. The net interest margin for the 1997 quarter declined to 5.85% from 6.05% in 1996, primarily as a result of the increased volume of higher cost time deposits.

Growth in average interest-earning assets between the 1997 and 1996 quarters was principally due to increases of $7,082,000 or 39% in average total investment securities and $6,215,000 or 10% in average outstanding loans. Overnight investments declined by $2,951,000 or 41% between the quarters. Yields on average earning assets remained essentially unchanged at 8.90% for the 1997 quarter and 8.95% in 1996.

Average interest-bearing liabilities increased $7,142,000 or 11% compared to the 1996 quarter while the average rate paid rose to 4.36% from 4.12%. The increase primarily reflected significant growth in higher cost time deposits which increased $8,596,000 or 25% between the periods.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

A $5,000 provision for loan losses was added to the reserve for loan losses during the 1997 quarter. No provision for loan losses was made during the third quarter of 1996.

NONINTEREST INCOME

Total noninterest income of $190,000 for the third quarter of 1997 declined $208,000 or 52% compared to the third quarter of 1996. The most significant contributions to the decrease were gains of $111,000 on OREO sales and $66,000 from loan sales during the 1996 quarter that were not repeated in the 1997 period. Other noninterest income also declined between the quarters, by $48,000 or 89%, reflecting recovery during the 1996 quarter of prior years' expenses related to charged-off loans. Partially offsetting the decreases in noninterest income was a $14,000 or 21% increase in bankcard income.

NONINTEREST EXPENSE

Total noninterest expenses of $1,255,000 for the third quarter of 1997 rose $113,000 or 10% compared to the same quarter in 1996. Salaries and employees benefits increased $72,000 or 12%, due principally to staffing at the Bank's San Ramon branch and growth in other salaries and employee benefits expense. The Bank's San Ramon branch was also a principal source of the $15,000 or 10% increase in occupancy expense and the $78,000 or 50% increase in other noninterest expenses. The $65,000 or 76% reduction in professional services expense was largely due to legal fees associated with the settlement of a litigation matter during the 1996 period.

PROVISION FOR INCOME TAXES

The provision for income tax expense was $146,000 for the third quarter of 1997 compared to $251,000 for the third quarter of 1996. The decreased income tax expense reflected reduced taxable income during the 1997 quarter. The effective income tax rate was 36% and 41% for the 1997 and 1996 quarters, respectively. The decreased rate for the 1997 quarter principally reflected the effects of an increase in nontaxable municipal bond interest and a reduction in the California tax rate for financial institutions to 10.84% for 1997 from 11.30% for 1996.

FINANCIAL CONDITION

LOANS AND INVESTMENTS

As a result of loan sales, loan payoffs, and reduced loan originations, total loans of $69,362,000 at September 30, 1997 were $2,000,000 lower than at year-end 1996. Deposit growth for the first nine months of 1997 was principally invested in investment securities and overnight investments, which increased $15,869,000 or 99% from December 31, 1996.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits of $99,106,000 at September 30, 1997 increased $15,815,000 or 19% from December 31, 1996. The increase in deposits was primarily the result of new account growth in the Bank's San Ramon Regional Office and growth in time deposits. Customer repurchase agreements and federal funds purchased declined $1,072,000 or 38% during the same period. As of September 30, 1997, the Bank did not carry any brokered deposit balances.

OTHER ASSETS AND OTHER LIABILITIES

As a result of growth in earning assets, interest and fees receivable increased $123,000 or 21% during the first nine months of 1997. During the same period, interest payable and other liabilities declined $446,000 or 36% largely due to the payment in 1997 of a cash dividend accrued in 1996.

LIQUIDITY

Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold, all marketable securities less liabilities that are secured by any of the securities, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 34% at September 30, 1997 and 28% at December 31, 1996. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $5,000,000 with a correspondent bank and also has repurchase facilities to meet unforeseen outflows. As of September 30, 1997, no borrowed funds were outstanding from these credit facilities.

CAPITAL

The following tables present the Company's and the Bank's regulatory capital positions at September 30, 1997, and average assets over the nine month period ended September 30, 1997:

                                              RISK BASED CAPITAL RATIO
                                              Company              Bank
(Dollars in thousands)                    Amount  Ratio       Amount  Ratio
----------------------------------------------------------------------------
Tier 1 Capital                           $10,097   11.9%     $ 9,924   11.7%
Tier 1 Capital minimum requirement         3,399    4.0        3,393    4.0
----------------------------------------------------------------------------
Excess                                   $ 6,698    7.9%     $ 6,531    7.7%

Total Capital                            $11,097   13.1%     $10,924   12.9%
Total Capital minimum requirement          6,797    8.0        6,787    8.0
----------------------------------------------------------------------------
Excess                                   $ 4,300    5.1%     $ 4,137    4.9%

Risk weighted assets                          $84,964             $84,837


                                                   LEVERAGE RATIO
                                              Company              Bank
(Dollars in thousands)                    Amount   Ratio      Amount   Ratio
----------------------------------------------------------------------------
Tier 1 Capital to average total assets   $10,097    9.7%      $9,924    9.6%
Range of minimum leverage                  3,119-   3.0-       3,115-   3.0-
  requirement                              5,199    5.0%       5,192    5.0%
----------------------------------------------------------------------------
Range of excess                            4,898-   4.7-       4,732-   4.6-
                                         $ 6,978    6.7%      $6,809    6.6%

Average total assets                          $103,978            $103,847

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION

It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended September 30, 1997 and 1996 have not been material.

                           PART II - OTHER INFORMATION


Item 5.    Other Information:  None

Item 6.    Exhibits and Reports on Form 8-K.
       (a) Exhibits:  None.
       (b) Reports on Form 8-K:
           No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                         (Registrant)




Date: November 6, 1997                    /s/ R. M. Kahler
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 6, 1997                    /s/ R. D. Greenfield
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)