Form 10KSB
period 1997-12-31
BAY COMMERCIAL SERVICES
filed 1998-03-31
CIK 707854

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to _________________

                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
                 (Name of small business issuer in its charter)

           California                                 77-2760444
-------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)



1495 East 14th Street. San Leandro. California               94577
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number     (510) 357-2265
                          ----------------------

Securities registered under Section 12(b) of the Exchange Act:  NONE
                                                              ---------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, No Par Value
                         --------------------------
                             (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

   Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State issuer's revenues for its most recent fiscal year:   $ 9,730,000.
                                                           ----------------

   State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 1, 1998: $13,723,098
                                                       ---------------

   State the number of shares of Common Stock outstanding as of March 11, 1998:
  1,080,720
--------------


Documents Incorporated by Reference:                        Part of Form 10-KSB
------------------------------------                        -------------------
1997 Annual Report to Shareholders for fiscal year          Part II, Items 5, 6 and 7
ended December 31, 1997.

Proxy Statement for 1998 Annual Meeting of                  Part III, Items 9, 10, 11 and 12
Shareholders to be filed pursuant to Regulation 14A.


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


ITEM 1 - DESCRIPTION OF BUSINESS ................................................   1

ITEM 2 - DESCRIPTION OF PROPERTY ................................................  29

ITEM 3 - LEGAL PROCEEDINGS ......................................................  30

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................  30

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............  30

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............  30

ITEM 7 - FINANCIAL STATEMENTS ...................................................  31

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ....................................  31

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE ...............  31

ITEM 10 - EXECUTIVE COMPENSATION ................................................  31

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........  32

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................  32

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K ......................................  32

                                     PART I


ITEM 1 DESCRIPTION OF BUSINESS

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

        At present, the Company's principal business is conducted through the Bank. At December 31, 1997, the Company had total consolidated assets of $116,369,000. The Bank accounted for $116,245,000, or virtually all, of the total assets of the Company. The Company's primary source of income, other than its equity in the undistributed earnings of the Bank, is the receipt of dividends and rent from the Bank. The Bank is a full service commercial bank serving the cities of San Leandro and Hayward, in Alameda County, and the city of San Ramon, in Contra Costa County, and the surrounding areas in California. The Company itself does not engage in any business activities other than the ownership of the Bank, nor does it own any other subsidiaries. The Company regularly reviews options to expand the operations of the Bank and may seek opportunities for acquiring or forming other banks and non-banking subsidiaries.

        The Company is regulated by the Federal Reserve Board (the "FRB") and, pursuant to that authority, is examined periodically by the Federal Reserve Bank of San Francisco.

BAY BANK OF COMMERCE - GENERAL BANKING SERVICES

        At December 31, 1997, the Bank had total assets of $116,245,000, total loans of $74,129,000 (including loans held for sale) and total deposits of $101,174,000. The Bank provides a wide range of commercial banking services to individuals, professionals, and small and medium-sized businesses through its principal office in San Leandro, California and its branch offices in Hayward and San Ramon, California. In order to attract these types of customers, the Bank offers personalized services and banking convenience. The services provided include checking, interest checking, savings and interest-bearing demand, money market and other time deposit accounts; commercial, real estate and consumer loans; travelers' checks; safe deposit boxes, collection services, night depository facilities and wire and telephone transfers. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor are insured up to $100,000. The Bank is not a member of the Federal Reserve System. Professional firms and individuals and businesses form the core of the Bank's customer and deposit base.

        The Bank's Small Business Administration ("SBA") loan department has been a component of the Bank's operations since 1985. Total SBA loan fundings in 1997 were $985,000. SBA-guaranteed loans of $1,076,000 were sold in 1997. With a decline in SBA loan volume in recent years precipitated by increased competition from other bank and non-bank financial entities, the Bank's SBA Division was downsized during 1994 to better reflect the lower level of activity. The Bank is still active in marketing SBA loans and continues as a Preferred (PLP) Lender with the Small Business Administration.

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

DEPOSITS

        Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 1997, the Bank had a total of 4,002 accounts representing 1,702 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $17,000 each; 1,484 savings, interest-bearing demand, and money market accounts with an average balance of approximately $20,000 each; and 816 time accounts with an average balance of approximately $53,000 each.

LENDING ACTIVITIES

        The Bank concentrates its lending activities in the areas of commercial real estate mortgage loans, commercial loans to businesses and individuals and real estate construction loans. At December 31, 1997, commercial real estate mortgage loans accounted for 55%, commercial loans accounted for 25%, real estate construction loans accounted for 10%, real estate equity loans accounted for 4%, consumer installment and other loans accounted for 4% and SBA loans held for sale accounted for 2% of the Bank's loan portfolio. See "Selected Statistical Information -- Loan Portfolio" herein for information concerning the composition of the Bank's loan portfolio, maturities and sensitivity to changes in interest rates in the loan portfolio and non-performing assets. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current market interest rates.

        Except as described in the discussion which accompanies TABLE F, SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS, the Bank's loan portfolio is not concentrated in any one category and includes loans to individuals, partnerships and corporations for diverse purposes.

        At December 31, 1997, the Bank had total loans outstanding of $74,129,000, net of deferred loan fees. Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect currently perceived risks of loss associated with its loan portfolio, adjustments are made to the Bank's allowance for loan losses. At December 31, 1997, the Bank's allowance for loan losses was $1,000,000 or 1.3% of total loans. See "Selected Statistical Information -- Summary of Loan Loss Experience" herein for a discussion of Management's policy for establishing and maintaining the allowance for loan losses.

CORRESPONDENT BANKS

        The Bank has correspondent relationships with Union Bank of California and Bank of America, N.T.&S.A. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers, including arranging loan participations, investment services, sale of federal funds, and obtaining lines for letters of credit. As a net seller of federal funds (overnight interbank loans), the Bank also maintains such correspondent relationships to minimize the risk of undue concentration of its resources with a few institutions. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

EMPLOYEES

        At December 31, 1997, the Company employed forty-five (45) full-time employees and twelve (12) part-time employees.

SELECTED STATISTICAL INFORMATION

        The following tables present certain consolidated statistical information concerning the business of the Company and the Bank. This information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders (the "Annual Report"), which have been incorporated herein by reference.

        DISTRIBUTION OF ASSETS, LIABILITIES AND
        STOCKHOLDERS' EQUITY; INTEREST RATES AND
        INTEREST DIFFERENTIAL

        TABLE A sets forth the Company's consolidated average balance sheets for the years ended December 31, 1997 and 1996 and an analysis of interest rates and the interest rate differential.

        TABLE B sets forth the changes in interest income and interest expense in 1997 and 1996 resulting from changes in volume and changes in rates.

        SECURITIES PORTFOLIO

        The book value of securities held to maturity and securities available for sale at December 31, 1997 and 1996, and maturities and weighted average yield of securities at December 31, 1997 are set forth in TABLE C.

        LOAN PORTFOLIO

        The composition of the loan portfolio at December 31, 1997 and 1996 is summarized in TABLE D.

        Maturities and sensitivity to changes in interest rates in the loan portfolio, excluding real estate mortgage loans, installment loans and lease financing, at December 31, 1997 are summarized in TABLE E.

        TABLE F shows the composition of nonaccrual, past due and restructured loans at December 31, 1997 and 1996. Set forth in the text accompanying TABLE F is a discussion of the Company's policy for placing loans on nonaccrual status.

        SUMMARY OF LOAN LOSS EXPERIENCE

        TABLE G sets forth an analysis of loan loss experience as of and for the years ended December 31, 1997 and 1996.

        Set forth in the text accompanying TABLE G is a description of the factors which influenced Management's judgment in determining the amount of the additions to the allowance charged to operating expense in each fiscal year, a table showing the allocation of the allowance for loans losses, as well as a discussion of Management's policy for establishing and maintaining the allowance for loan losses.

        DEPOSITS

        TABLE H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 1997 and 1996.

        TABLE I sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1997.

        RETURN ON EQUITY AND ASSETS

        TABLE J sets forth certain financial ratios for the years ended December 31, 1997 and 1996.

                                     TABLE A

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

        The following table sets forth consolidated average assets, liabilities and shareholders' equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 1997 and 1996. The average balances are averages of daily balances.


                                                            1997                               1996
                                              ----------------------------------   ------------------------------
                                                           Interest      Average              Interest   Average
                                               Average      Income/      Yield/    Average    Income/     Yield/
(dollars in thousands)                        Balances      Expense       Rate     Balances   Expense      Rate
                                              ---------    ---------    --------   ---------  ---------  --------
ASSETS

Securities (amortized cost):

   Taxable                                    $  18,396    $   1,131        6.15%  $  15,257  $     947      6.21%

   Tax-exempt(l)                                  3,874          297        7.67       3,165        244      7.65
                                              ---------    ---------    --------   ---------  ---------  --------


          Total securities                       22,270        1,428        6.41      18,422      1,191      6.45

Federal funds sold and securities
  purchased under repurchase agreements           5,338          288        5.40       4,870        250      5.13

Loans(2)(3)                                      69,824        7,137       10.22      62,818      6,463     10.29
                                              ---------    ---------    --------   ---------  ---------  --------


     Total interest-earning assets(l)            97,432        8,853        9.09      86,110      7,904      9.18


Less allowance for loan losses                     (977)                                (970)

Nonaccrual loans                                    393                                  190

Cash and due from banks                           6,963                                6,377

Premises and equipment                            2,205                                2,070

Other assets                                      1,702                                1,300
                                              ---------                             --------

TOTAL ASSETS                                  $ 107,088                             $ 95,077
                                              =========                            =========

Average earning loans/average
  earning assets                                  71.66%                               72.95%
                                              =========                            =========

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                INTEREST RATES AND INTEREST DIFFERENTIAL (CONT.)


                                                            1997                                    1996
                                             ---------------------------------        --------------------------------
                                                           Interest     Average                    Interest     Average
                                              Average       Income/      Yield/       Average       Income/      Yield/
(dollars in thousands)                       Balances       Expense       Rate        Balances      Expense       Rate
                                             --------       -------       ----        -------       -------       ----
LIABILITIES AND SHAREHOLDERS'
    EQUITY

Deposits:

Savings and interest-bearing demand          $ 25,893       $   708       2.73%       $25,050       $   651       2.60%

Time                                           30,626         1,588       5.19         27,239         1,407       5.17

Certificates of deposit, $100 and over          9,974           564       5.65          5,198           293       5.64

Other borrowed funds                            1,894            96       5.07          2,209           106       4.80
                                             --------       -------       ----        -------       -------       ----

     Total interest-bearing liabilities        68,387         2,956       4.32         59,696         2,457       4.12

Demand deposits                                27,744                                  25,124

Other liabilities                               1,006                                   1,028

Shareholders' equity                            9,951                                   9,229
                                             --------                                 -------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $107,088                                 $95,077
                                             ========                                 =======

Interest income and average yield
    on earning assets(1)                                      8,853       9.09                        7,904       9.18

Interest expense and average
    interest cost related to earning assets                   2,956       3.03                        2,457       2.85
                                                            -------       ----                      -------       ----


Net interest income and
    margin(1)(4)                                             $5,897       6.06%                      $5,447       6.33%
                                                            =======       ====                      =======       ====


(1) Interest on tax-exempt securities, total interest income and net interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1997 and 1996 in adjusting interest on tax-exempt investment securities to a fully taxable basis. The amount of the taxable equivalent adjustment was $94,000 and $76,000 in 1997 and 1996, respectively.

(2) Loan interest income includes loan fees of $334,000 in 1997 and $319,000 in 1996.

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


                                                                        (Dollars in thousands)
                                                                       Period Ended December 31,
                                            ----------------------------------------------------------------------------------
                                                   1997 Compared to 1996                        1996 Compared to 1995
                                                  Increase (decrease) in:                       Increase (decrease) in:
                                            -------------------------------------        -------------------------------------
                                             Volume         Rate           Total         Volume          Rate           Total
                                            -------        -------        -------        -------        -------        -------
Changes in interest income:
  Securities (amortized cost):

    Taxable                                 $   193        $    (9)       $   184        $  (315)       $    45        $  (270)

    Tax-exempt(l)                                52              1             53             77              9             86
                                            -------        -------        -------        -------        -------        -------

      Total securities                          245             (8)           237           (238)            54           (184)

  Federal funds sold and securities
    purchased under repurchase                   25             13             38            (85)           (33)          (118)
      agreements

  Loans                                         717            (43)           674          1,064           (365)           699
                                            -------        -------        -------        -------        -------        -------

    Total(l)                                    987            (38)           949            741           (344)           397
                                            -------        -------        -------        -------        -------        -------

Changes in interest expense:

Total interest-bearing liabilities:

  Savings and interest-bearing demand            22             35             57            (64)            (1)           (65)

  Time                                          176              5            181            221            (54)           167

  Certificates of deposit, $100 and             270              1            271              1             (2)            (1)
    over

  Other borrowed funds                          (16)             6            (10)            43              3             46
                                            -------        -------        -------        -------        -------        -------

    Total                                       452             47            499            201            (54)           147
                                            -------        -------        -------        -------        -------        -------

Changes in net interest income(l)           $   535        $   (85)       $   450        $   540        $  (290)       $   250
                                            =======        =======        =======        =======        =======        =======


(1)     Taxable equivalent basis. See Note 1 to TABLE A.

                                     TABLE C

                              SECURITIES PORTFOLIO

        The following tables set forth the amortized cost of securities held to maturity and the fair value of securities available for sale at December 31, 1997 and 1996 and the amortized cost, maturities, and weighted average yield of securities at December 31, 1997.


                                                             Estimated
                                                             Fair Value
                                                           At December 31,
                                                       ---------------------
                                                          (In Thousands)
SECURITIES AVAILABLE FOR SALE                            1997          1996
                                                       -------       -------
U. S. Treasury and agency securities                   $ 4,002       $ 8,974

Corporate securities                                    14,401            --

Mortgage-backed securities                               6,248           365
                                                       -------       -------
                                                       $24,651       $ 9,339
                                                       =======       =======


                                                           Amortized Cost
                                                          At December 31,
                                                       ---------------------
                                                           (In thousands)
SECURITIES HELD TO MATURITY                              1997          1996
                                                       -------       -------
U. S. Treasury and agency securities                   $ 3,197       $ 3,198

Obligations of states and political subdivisions         4,661         3,434

Mortgage-backed securities                                  71            72
                                                       -------       -------
                                                       $ 7,929       $ 6,704
                                                       =======       =======

                                     TABLE C

                                                                    Maturing
                                ---------------------------------------------------------------------------------
                                                        After One            After Five
                                   In One Year           Through              Through                After
                                     Or Less            Five Years           Ten Years             Ten Years              Total
                                -------  ---------   -------  ---------   -------  ---------   -------  ---------   -------  -----
                                  Cost     Yield       Cost     Yield      Cost      Yield      Cost      Yield       Cost   Yield
                                -------  ---------   -------  ---------   -------  ---------   -------  ---------   -------  -----
AVAILABLE FOR SALE:
U.S. Treasury and
  agency securities             $    --        --%   $ 2,000       5.50%  $ 2,000       7.23%  $    --        --%   $ 4,000   6.37%

Corporate securities             14,401       6.13        --         --        --         --        --         --    14,401   6.13

Mortgage-backed securities           --         --     1,969       6.19     3,347       6.22       946       6.19     6,262   6.21
                                -------  ---------   -------  ---------   -------  ---------   -------  ---------   -------  -----
Total amortized cost            $14,401       6.13%  $ 3,969       5.84%  $ 5,347       6.60%  $   946       6.19%  $24,663   6.19%
                                =======  =========   =======  =========   =======  =========   =======  =========   =======  =====
Estimated fair value            $14,401              $ 3,960              $ 5,351              $   939              $24,651
                                =======              =======              =======              =======              =======


HELD TO MATURITY:
U.S. Treasury and
  agency securities             $ 2,200       5.82%  $    --        --%   $   997       6.69%  $    --        --%   $ 3,197   6.09%

Obligations of states and
  political subdivisions (1)        107       7.97     1,074       8.26     2,072       7.08     1,408       7.34     4,661   7.39

Mortgage-backed securities           --         --        --         --        --         --        71       9.00        71   9.00
                                -------  ---------   -------  ---------   -------  ---------   -------  ---------   -------  -----

Total amortized cost            $ 2,307       5.92%  $ 1,074       8.26%  $ 3,069       6.96%  $ 1,479       7.36%  $ 7,929   7.07%
                                =======  =========   =======  =========   =======  =========   =======  =========   =======  =====
Estimated fair value            $ 2,309              $ 1,109              $ 3,126              $ 1,513              $ 8,057
                                =======              =======              =======              =======              =======


(1) Interest on tax-exempt securities, total interest income and net interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1997 in adjusting interest on tax-exempt securities to a fully taxable basis.

                                     TABLE C

        At December 31, 1997, securities from the following issuers each totaled over ten percent (10%) of shareholders' equity of the Company:


                                                         (In Thousands)
                                                      --------------------
                                                    Amortized        Fair
                                                       Cost         Value
                                                      ------        ------
Federal Home Loan Mortgage                            $3,063        $3,066
  Corporation
Federal National Mortgage Association                  1,753         1,749
Federal Home Loan Bank                                 1,200         1,202




                                     TABLE D

                                 LOAN PORTFOLIO

  The composition of the loan portfolio at December 31, 1997 and 1996 is summarized in the table below.


                                                      1997               1996
                                                    --------           --------
                                                          (In Thousands)
Commercial                                          $ 18,980           $ 15,568
Real estate:
    Construction                                       7,436              6,813
    Mortgage                                          41,181             41,930
    Equity                                             2,718              2,178
Held for sale                                          1,501              2,923
Installment                                            1,895              1,602
Other                                                    947                903
                                                    --------           --------
                                                      74,658             71,917
Deferred loan fees                                      (529)              (555)
                                                    --------           --------
                                                    $ 74,129           $ 71,362
                                                    ========           ========

                                     TABLE E

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

        The following table presents information concerning loan maturities and sensitivity to changes in interest rates in the loan portfolio, as well as loans that have fixed or variable interest rates at December 31, 1997.


                                                              (In Thousands)
                                              ----------------------------------------------
                                                One       After One      After
Maturity Distribution of                       Year       Through        Five
Selected Loans:                               Or Less    Five Years      Years       Total
                                              -------      -------      -------      -------
    Commercial                                $ 8,967      $ 5,477      $ 5,257      $19,701
    Real estate-construction                    7,436           --           --        7,436
    Real estate - mortgage                      6,131       11,855       23,975       41,961

    Equity                                         --           --        2,718        2,718
    Installment                                    48        1,701          146        1,895

    Other                                         657          290           --          947
                                              -------      -------      -------      -------
                                              $23,239      $19,323      $32,096      $74,658
                                              =======      =======      =======      =======


Sensitivity to Changes in Interest
  Rates:
    Loans with fixed interest rates           $ 2,186      $ 8,015      $11,427      $21,628
    Loans with variable interest
     rates                                     53,030           --           --       53,030
                                              -------      -------      -------      -------
                                              $55,216      $ 8,015      $11,427      $74,658
                                              =======      =======      =======      =======


                                     TABLE F

             SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

        A summary of nonaccrual, past due and restructured loans at December 31, 1997 and 1996 is set forth below:


                                                                 December 31,
                                                                (In thousands)
                                                               1997         1996
                                                               ----         ----
Nonaccrual                                                     $440         $208
Accruing loans past due 90 days or                               --          227
  more
Restructured loans                                              471           --
                                                               ----         ----
                                                               $991         $435
                                                               ====         ====


        The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. Interest income from nonaccrual loans is not accrued on the books, but rather is recorded only when and if received and the principal is deemed to be collectible.

      Loans are placed on a nonaccrual basis and any accrued but unpaid interest is reversed and charged against income when the payment of interest or principal is ninety days or more past due, except when the loan is well secured and in the process of collection. Nonaccrual loans constituted approximately 0.6 % and 0.3% of total gross loans at December 31, 1997 and 1996, respectively. Loans in the nonaccrual category are treated as nonaccrual loans even though the Bank may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off. The Senior Loan Officer, on at least a quarterly basis, assesses the loan portfolio to determine which loans should be added to or removed from the quarterly Watch list. The Bank's internal Loan Review Examiner grades all new commercial loans and all credits where the total liability equals or exceeds the reporting limit. If either the Senior Loan Officer or the Loan Review Examiner detects a serious deficiency, the loan is placed on the next quarterly Watch list.

      Once a loan is on the Watch List, the Loan Officers are required to complete a "Report of Collection Activity" and to make at least monthly status reports. While the loan is on the Watch list, the Senior Loan Officer oversees and coordinates the Loan Officer's efforts to either rehabilitate the loan or effect collection in an expeditious manner.

      Restructured loans reflect situations in which, due to the inability of the borrower to comply with the original terms of the loan, the terms have been modified, usually with the accrual of interest at a reduced rate. As of December 31, 1997, the Bank had $471,000 in restructured loans.

      Interest income on nonaccrual loans that would have been recognized for the year ended December 31, 1997, if the loans had been current in accordance with their original terms totaled $39,498. The Company recognized $12,602 in interest income on these loans for the year ended December 31, 1997.

      There are no loans, which were current at December 31, 1997, where known information about possible credit problems of borrowers causes Management of the Company to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms.

      Outstanding loans to contractors engaged in construction and land development constituted $7,436,000, or 10% of total loans, at December 31, 1997. The loans are a cross-section of types, from commercial to real estate construction and are not all secured by real estate. The borrowers as a group, however, are engaged in business activities which could be affected by changing conditions in the real estate market. There were no other categories of loans representing a concentration of 10% or more of total loans at December 31, 1997, except as set forth in TABLE D above.

                                     TABLE G

                         SUMMARY OF LOAN LOSS EXPERIENCE

        The following table summarizes loan loss experience as of and for the years ended December 31, 1997 and 1996.


                                                          1997          1996
                                                        --------      --------
                                                        (Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year:                           $    971      $    982
Charge-offs:
  Commercial                                                   5            25
  Real estate - mortgage                                      --            --
  Installment                                                 --             8
  Other                                                       26             2
                                                        --------      --------
    Total loans charged off                                   31            35
                                                        --------      --------
Recoveries:
Commercial                                                     6            19
  Real estate - mortgage                                      --             3
  Other                                                        2             2
                                                        --------      --------
    Total recoveries                                           8            24
                                                        --------      --------
Net charge-offs                                              (23)          (11)
Provision for loan losses                                     52            --
                                                        --------      --------
Balance at end of year                                  $  1,000      $    971
                                                        ========      ========
Loans outstanding at December 31                        $ 74,129      $ 71,362
                                                        ========      ========
Average loans outstanding during period                 $ 70,217      $ 63,008
                                                        ========      ========
Allowance for loan losses as a percentage
  of outstanding loan balance                                1.3%          1.4%
                                                        ========      ========
Net charge-offs to average loans outstanding                  --            --
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

        Although the Bank does not specifically allocate its allowance for loan losses on the basis of type of loan, using these criteria the allocation of the allowance for loan losses would be as set forth below:

                     ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE


                                               1997                          1996
                                       ---------------------          ---------------------
                                                    Percent of                    Percent of
                                                      Loans                         Loans
                                                     in Each                       in Each
                                                     Category                      Category
(Dollars in thousands)                 Amount      to Total Loans     Amount     to Total Loans
                                       ------         ------          ------         ------
Commercial                             $  431             25%         $  242             22%

Real estate - mortgage                    201             55             241             59

Equity                                     14              4              11              3

Held for sale                               2              2               4              4

Installment                                23              3              22              2

Other                                      33              1              29              1

Unallocated                               242            N/A             385            N/A
                                       ------         ------          ------         ------
                                       $1,000            N/A          $  971            N/A


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

                                    TABLE H

                                    DEPOSITS

        The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 1997 and 1996.


(Dollars in thousands)                                    1997                  1996
                                                   ----------------       ----------------
                                                   Balance     Rate       Balance     Rate
                                                   -------     ----       -------     ----
Noninterest-bearing demand deposits                $27,744      N/A       $25,124      N/A
Savings and interest-bearing demand                 25,893    2.73%        25,050    2.60%
Time                                                40,600    5.30%        32,437    5.25%
                                                    ------                 ------
                                                   $94,237                $82,611
                                                   =======                =======



                                     TABLE I

                                  TIME DEPOSITS

        The following table sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1997.


(Dollars in thousands)                        Time Certificates of      Other Time
                                                    Deposit of          Deposits of
                                                   $100 or More         $100 or More
                                                      -------              -------
          Three months or less                         $7,355              $11,585
          Over 3 through 6 months                       2,153
          Over 6 through 12 months                      1,701
          Over 12 months                                1,625
                                                      -------              -------
                                                      $12,834              $11,585
                                                      =======              =======


                                     TABLE J

                           RETURN ON EQUITY AND ASSETS

        The following table sets forth certain financial ratios for the years ended December 31, 1997 and 1996.


(Dollars in thousands)                                 1997         1996
                                                       ----         ----
Net income                                           $1,062       $1,083
Net income to average assets                           1.0%         1.1%
Net income to average shareholders' equity            10.7%        11.8%
Dividends declared per share to diluted net
   income per share                              0.36 to 1    0.34 to 1
Average shareholders' equity to average                9.3%         9.7%
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

        The Bank's primary service area consists principally of the cities of Oakland, San Leandro, Hayward and San Ramon and the unincorporated areas of Castro Valley and San Lorenzo which at June 30, 1997, contained ninety-six (96) competing banking offices, which includes the Bank and twenty-two (22) branch offices of other independent banks. At June 30, 1997, the Bank's primary service area also contained sixty-three (63) offices of savings and loan associations.

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

THE BANK

        As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions ("DFI") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases.

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


CAPITAL ADEQUACY REQUIREMENTS

        The Company is subject to the Federal Reserve's capital guidelines for bank holding companies and the Bank is subject to the FDIC's regulations governing capital adequacy for nonmember banks. Additional capital requirements may be imposed on banks based on market risk.

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








--------------
(1) Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

(2) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk-weighted assets);
(ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.

        Set forth below are the Company's and the Bank's risk based and leverage capital ratios as of December 31, 1997:




                                                                          RISK BASED CAPITAL RATIO
                                                                          (Dollars in thousands)

                                                                Company                          Bank
                                                       -------------------------       -----------------------
                                                        Amount           Ratio          Amount          Ratio
                                                       --------        --------        --------        -------
Tier 1 capital                                         $ 10,069           10.7%        $ 10,214          10.9%
Tier 1 capital regulatory minimum requirement             3,763            4.0            3,758           4.0
                                                       --------        --------        --------        -------
Capital held in excess of regulatory minimum           $  6,306            6.7%        $  6,456           6.9%
                                                       ========        ========        ========        =======


Total capital                                          $ 11,069           11.8%        $ 11,214          11.9%
Total capital regulatory minimum requirement              7,526            8.0            7,516           8.0
                                                       --------        --------        --------        -------
Capital held in excess of regulatory minimum           $  3,543            3.8%        $  3,698           3.9%
                                                       ========        ========        ========        =======
Risk weighted assets                                           $ 94,071                        $ 93,947
                                                       ========================        =======================


                                                                                     LEVERAGE RATIO
                                                                                (Dollars in thousands)
                                                                Company                           Bank
                                                       -------------------------       -------------------------
                                                          Amount          Ratio          Amount           Ratio
                                                       ---------         -------       ---------         -------
Tier 1 capital to average total assets                 $ 10,069            8.7%        $ 10,214             8.8%

Range of regulatory minimum leverage                      3,476-           3.0-           3,472-            3.0-
  requirement                                             5,793            5.0            5,787             5.0
                                                       ---------         -------       ---------         -------
Range of regulatory excess                                4,276-           3.7-           4,427-            3.8-
                                                       $  6,593            5.7%        $  6,742             5.8%
                                                       =========         =======       =========         =======
Average total assets for fourth quarter*                        $ 115,855                       $ 115,730
                                                       =========================       =========================


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

        Finally, institutions with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading portfolio. General market risk refers to changes in the market value of on-balance-sheet assets and off-balance-sheet items resulting from broad market movements. Specific market risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. The additional capital requirements apply effective January 1, 1998 to institutions with trading assets and liabilities equal to 10% or more of total assets or trading activity of $1 billion or more. The federal banking agencies may apply the market risk regulations on a case by case basis to institutions not meeting the eligibility criteria if necessary for safety and soundness reasons.

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

PAYMENT OF DIVIDENDS

        The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1997, the Company had no outstanding shares of preferred stock.

        The principal source of cash revenue to the Company has been dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

        Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

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

               CORPORATE ALTERNATIVE MINIMUM TAX

        Generally, a corporation will be subject to an alternative minimum tax ("AMT") to the extent the tentative minimum tax exceeds the corporation's regular tax liability. The tentative minimum tax is equal to (a) 20% of the excess of a corporation's "alternative minimum taxable income" ("AMTI") over an exemption amount, less (b) the alternative minimum foreign tax credit. AMTI is defined as taxable income computed with special adjustments and increased by the amount of tax preference items for a tax year. An important adjustment is made for "adjusted current earnings," which generally measures the difference between corporate earnings and profits (as adjusted) and taxable income. Finally, a corporation's net operating loss computed for AMT purposes (if any) only can be utilized to offset up to 90% of AMTI, with the result that a corporation with current year taxable income will pay some tax.

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

               INTEREST INCURRED FOR TAX-EXEMPT OBLIGATIONS

        Generally, taxpayers are not allowed to deduct interest on indebtedness incurred to purchase or carry tax-exempt obligations. This rule applies to a bank, to the extent of its interest expense that is allocable to tax-exempt obligations acquired after August 7, 1986. The Taxpayer Relief Act of 1997 (the "1997 Act") made a technical change which expands the interest potentially disallowed. A special exception applies, however, to a "qualified tax-exempt obligation," which includes any tax-exempt obligation that (a) is not a private activity bond and (b) is issued after August 7, 1986 by an issuer that reasonably anticipates it will issue not more than $10 million of tax-exempt obligations (other than certain private activity bonds) during the calendar year. Interest expense on qualified tax-exempt obligations is deductible, although it is subject to a 20% disallowance under special rules applicable to financial institutions.

               NET OPERATING LOSSES

        The 1997 Act changed the tax treatment of net operating losses (an "NOL"). Effective for tax years beginning after August 5, 1997, a bank generally is permitted to carry a NOL back to the prior two tax years and forward to the succeeding twenty tax years. For tax years beginning on or before August 5, 1997, the NOL may be carried back three years and forward fifteen years. However, if the NOL of a commercial bank is attributable to a bad debt deduction taken under the specific charge-off method after December 31, 1986, and before January 1, 1994, such portion of the NOL may be carried back ten years and carried forward five years. A commercial bank's bad debt loss is treated as a separate NOL to be taken into account after the remaining portion of the NOL for the year.

               AMORTIZATION OF INTANGIBLE ASSETS INCLUDING BANK DEPOSIT BASE

        Certain intangible property acquired by a taxpayer must be amortized over a 15-year period. For this purpose, acquired assets required to be amortized include goodwill and the deposit base or any similar asset acquired by a financial institution (such as checking and savings accounts, escrow accounts and similar items). The 15-year amortization rule generally applies to property acquired after August 10, 1993.

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

               CALIFORNIA TAX LAWS

        A commercial bank is subject to the California franchise tax at a special bank tax rate based on the general corporate (non financial) rate plus 2%. For calendar income year 1997, the bank tax rate is 10.84% (which reflects a decrease in the general corporate tax rate to 8.84%). The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

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

        The various tax laws discussed herein contain other changes that could have a significant impact on the banking industry. The effect of these changes is uncertain and varied, and it is unclear to what extent any of these changes may influence the Bank's operations or the banking industry generally.

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

        RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994

        In September 1994, President Clinton signed Riegle-Neal, which amends the BHC Act and the Federal Deposit Insurance Act ("FDIA") to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company's home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies were permitted to approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. However, recently adopted regulations of the federal banking agencies prohibit interstate branching primarily for the purpose of deposit production and provide guidelines to ensure that banks operating interstate branches are reasonably helping to meet the credit needs of the communities served by the branches.

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

        The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Company and the Bank operate in the event that out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company and the Bank, the competitive environment in which the Bank operates, or the impact on the Company or the Bank of any regulations adopted or proposed under Riegle-Neal and the IBBA.

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

        An institution which is undercapitalized, significantly undercapitalized or critically undercapitalized becomes subject to mandatory supervisory actions, including: (1) restrictions on payment of capital distributions, such as dividends; (2) restrictions on payment of management fees to any person having control of the institution; (3) close monitoring by the FDIC of the condition of the institution, compliance with capital restoration plans, restrictions, and requirements imposed under Section 38 of the FDIA, and periodic review of the institution's efforts to restore its capital and comply with restrictions; (4) submission to the FDIC of a capital restoration plan; (5) requirement that any company which controls an undercapitalized institution must guarantee, in an amount equal to the lesser of 5% of the institution's total assets or the amount needed to bring the institution into full capital compliance, that the institution will comply with the capital restoration plan until the institution has been adequately capitalized, on the average, for four consecutive quarters;
(6) restrictions on the institution's asset growth; and (7)


----------------
(3) Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to any written agreement or order issued by the FDIC.

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

limitations on the institution's ability to make any acquisition, open any new branch offices or engage in any new line of business.

        Significantly undercapitalized and undercapitalized institutions that fail to submit and implement adequate capital restoration plans are subject to the mandatory provisions set forth above and, in addition, to increasingly stringent operating restrictions, including an immediate requirement to raise capital.

        Finally, a critically undercapitalized institution must be placed in conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the FDIC determines that other action would better achieve the purposes of the FDIA. Critically undercapitalized institutions which are not placed in conservatorship or receivership may be subject to additional stringent operating restrictions.

               Safety and Soundness; Other Provisions of FDICIA

        FDICIA required the federal banking agencies to adopt regulations or guidelines with respect to safety and soundness standards. The agencies have adopted uniform guidelines which are used, primarily in connection with examinations, to identify and address problems at insured depository institutions before capital becomes impaired. The federal bank regulatory agencies have adopted asset quality and earnings standards as part of the safety and soundness guidelines. The asset quality standards require a depository institution to establish and maintain a system appropriate to the institution's size and operations to identify and prevent deterioration in problem assets. With respect to earnings, the institution should adopt and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

        The federal banking agencies recently published a "Policy Statement on the Internal Audit Function and its Outsourcing," which provides guidance on the elements of an effective internal audit function, including director and senior management responsibilities, the structure of the internal audit department and procedures for resolving internal control weaknesses. The Policy Statement also provides guidance on how outsourcing arrangements may affect an examiner's internal control assessment, as well as the independence of an external auditor who is also providing internal audit services to an institution.

        In response to the increasing number of financial institutions using the Internet, the FDIC recently issued a paper identifying many of the risks to an institution's information system security associated with Internet use, together with several security and risk control measures. The paper is designed to complement the FDIC's safety and soundness examination procedures for electronic banking activities. The Bank is investigating internet banking options, however, there are no plans at this time to offer such a service.

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

        Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution. To arrive at a risk-based assessment for each depository institution, the FDIC has constructed a matrix of nine risk categories based on capital ratios and relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized" or "undercapitalized." Each institution also is assigned to one of three supervisory groups based on levels of risk. Risk assessment premiums are based on an institution's assignment within the matrix and for 1997 ranged from $0.00 to $0.27 per $100 of deposits. The FDIC has stated that the foregoing risk assessment premiums will be in effect indefinitely.

        FDICIA also places restrictions on insured state bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.


        OTHER RECENT LEGISLATION

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

YEAR 2000 COMPLIANCE

        The Federal Financial Institutions Examination Council ("FFIEC") released interagency statements in May and December, 1997 addressing critical issues for Year 2000 readiness. Year 2000 issues exist because most computer programs use only two digits to identify a year in the date field (e.g., "98" for "1998"). Bank information processing systems must be made Year 2000 compliant well in advance of December 31, 1999. In addition, banks face risks from vendors whose programs are not Year 2000 compliant and must begin testing of programming changes no later than December 31, 1998. The computer programs of banks' corporate customers also may pose Year 2000 risks. Failure to address Year 2000 issues could affect a borrower's creditworthiness. Accordingly, the FFIEC guidelines require senior management to provide the board of directors with quarterly or more frequent reports on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Each institution must implement its own internal testing or verification processes for vendor products and services to insure that its different computer systems function properly together and should develop processes to periodically assess large corporate borrower Year 2000 efforts. Finally, institutions should develop contingency plans for all vendors that service "mission-critical" applications should the vendor not complete its conversion efforts on time.

        The Company presently believes that with modifications to the Bank's existing software and/or, if required, upgrading to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and/or upgraded. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem could have a material impact on the operations of the Bank.

        During 1997, the Company performed a comprehensive review of its information systems and, in connection with that review, has initiated formal communications with all of its significant vendors and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely remediated. Therefore, it is possible that the Company could be negatively affected to the extent that other entities not affiliated with the Company are unsuccessful in addressing these issues. The Company is developing contingency plans wherever possible to limit those potential negative impacts.

        The Company plans to utilize both internal and external resources to attempt to identify, correct or replace, and test systems for Year 2000 compliance. The Company anticipates that all corrective action and testing of the key systems will be completed by December 31, 1998.

        Other significant Year 2000 risks to the Bank include the adequacy of steps taken by the Bank's borrowers to address the potential impact of the Year 2000 problem on their own businesses. The Bank intends to require information from its borrowers as part of its credit underwriting process to determine whether they will take appropriate remedial action in time to avoid Year 2000 problems. However, no assurance can be given that these actions will be taken on a timely basis, and no assurance can be given that the Bank's existing borrowers will not suffer Year 2000 problems, either of which could have the effect of increasing the Bank's problem loans and credit losses in future years.

        For 1997, the Company did not incur a material increase in expense related to the Year 2000 problem and, during 1998, Year 2000 related expenses are projected not to exceed $25,000. However, no assurance can be given that the Company may not be required to expend additional amounts in connection with the Year 2000 problem in the future.

CONSUMER PROTECTION LAWS AND REGULATIONS

        The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

        The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Bank was examined for CRA compliance by its primary regulator within the past 12 months and received a "Satisfactory" CRA Assessment Rating. New evaluation criteria in the examination process for small institutions (total assets of $250 million or less) were implemented on January 1, 1996, while new criteria for large institutions (assets of $250 million or more and, for multiple-bank holding companies, total bank and thrift assets in excess of $1 billion) were implemented beginning July 1, 1997.

        The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

        The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

        Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

        Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.


OTHER

        Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Federal Reserve, the FDIC and the DFI may affect the business of the Company or the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.


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

        The Bank entered into a lease for the premises which commenced on April 1, 1981, extends for a term of twenty-five years and provided for rental payments of $4,000 per month for the first ten years of the lease term. On the tenth anniversary (April 1, 1991), the monthly rental payment obligation of the Bank was raised to $10,310. As of the fifteenth anniversary (April 1, 1996) and for the five year period ending March 31, 2001, the monthly rental payment obligation of the Bank will remain at $10,310. Each fifth anniversary thereafter, the monthly rental amount is to be adjusted as negotiated by the Bank and the lessor or, if the parties are unable to agree on such adjustment, by arbitration. The lease also grants to the Bank a right of first refusal in the event of a proposed sale of the leased premises.

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

        The Bank has invested approximately $2,782,000 through December 31, 1997 in leasehold improvements and furniture, fixtures and equipment in its headquarters office, which includes 1495 and 1475 East 14th Street, San Leandro.

        The Bank's SBA and construction divisions are located in the Bank's extension office at 1500 Washington Avenue, San Leandro, California 94577. The premises consists of a one-story wood frame structure which has a floor area of 2,072 square feet. There is a parking lot adjacent to the building. The property was purchased by the Company at a cost of $196,512 in 1985, and the premises are leased from the Company by the Bank for the SBA and construction divisions at a monthly rental of $2,000. The Bank invested approximately $254,000 in leasehold improvements and furniture, fixtures and equipment in its extension office through December 31, 1997.

        The Bank's Hayward branch office is located in a modern facility at 1030 La Playa Drive, Hayward, California. The Hayward branch office consists of 4,285 square feet of interior space and includes four (4) teller stations, a night depository and an automated teller machine.

     The Bank purchased the Hayward branch premises in February, 1993 at a total cost of $700,000. The Bank invested approximately $693,000 in improvements and furniture, fixtures and equipment in its Hayward branch office through December 31, 1997.

        The Bank's San Ramon branch office is located in a modern facility at 2821 Crow Canyon Road, San Ramon, California. The San Ramon branch office consists of approximately 5,526 square feet of space and includes five teller stations, a night depository and an automated teller machine. The Bank invested approximately $345,000 in leasehold improvements and furniture, fixtures and equipment in its San Ramon office through December 31, 1997.

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


                                     PART II

ITEM 5 -       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        For information concerning the Company's Common Stock and related shareholder matters, see "Stock Prices and Dividend Information" on the inside back cover of the Annual Report, which is incorporated herein by reference and "SUPERVISION AND REGULATION" under the heading "ITEM 1 - BUSINESS" above.

        As of March 11, 1998, there were 418 holders of record of the Company's Common Stock.


ITEM 6 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        For Management's Discussion and Analysis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 18 through 22 of the Annual Report, which are incorporated herein by reference.

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

ITEM 7 -       FINANCIAL STATEMENTS

        For consolidated financial statements of the Company, see consolidated balance sheets at December 31, 1997 and 1996, and consolidated income statements, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 1997, 1996 and 1995, and notes to consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 and the "Independent Auditors' Report" thereon at Pages 2 through 16 of the Annual Report, which are incorporated herein by reference.


ITEM 8 -       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9 -       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.



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

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for fiscal year 1997, the officers and directors of the Company complied with all applicable filing requirements, except that executive officer Randall D. Greenfield failed to file on a timely basis a Report of Changes in Beneficial Ownership on Form 4 to report one transaction in securities, which was subsequently reported during 1997.


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

ITEM 13 -              EXHIBITS AND REPORTS ON FORM 8-K


(a)     FINANCIAL STATEMENTS                                             REFERENCE PAGE
                                                                            1997 Annual
                                                                              Report
1. Consolidated Financial Statements:
   Balance Sheets at December 31, 1997 and 1996                                2

   Income Statements for the years ended December 31, 1997,
       1996 and 1995                                                           3

   Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995                                                     4

   Statements of Changes in Shareholders' Equity for the years ended
       December 31, 1997, 1996 and 1995                                        5

   Notes to Consolidated Financial Statements for the years ended
       December 31, 1997, 1996 and 1995                                        6-15

   Independent Auditors' Report                                               16


2.      FINANCIAL STATEMENT SCHEDULES:

        In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company or (b) the information required is included in the consolidated financial statements or notes thereto.

EXHIBITS

        See Index to Exhibits at pages 35 and 36 of this Form 10-KSB.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

Date: March 25, 1998               BAY COMMERCIAL SERVICES


                                   By:    /s/Richard M. Kahler
                                      -------------------------------
                                          Richard M. Kahler,
                                          President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/ s/Richard M. Kahler                                    DATE:  March 25, 1998
----------------------
Richard M. Kahler,
President and Chief Executive Officer
(Principal Executive Officer) and Director

Randall D. Greenfield*                                   DATE:  March 25, 1998
----------------------
Randall D. Greenfield,
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and
Secretary

Joshua Fong, O.D.*                                       DATE:  March 25, 1998
----------------------
Joshua Fong, O.D.,
Chairman of the Board of Directors and Director

William R. Henson*                                       DATE:  March 25, 1998
------------------
William R. Henson, Director

Dimitri V. Koroslev*                                     DATE:  March 25, 1998
--------------------
Dimitri V. Koroslev, Director

William E. Peluso*                                       DATE:  March 25, 1998
------------------
William E. Peluso, Director

Oswald A. Rugaard*                                       DATE:  March 25, 1998
------------------
Oswald A. Rugaard, Director

*By /s/Richard M. Kahler                                 DATE:  March 25, 1998
   ----------------------
(Richard M. Kahler, as Attorney-in-Fact)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
------                              -------
2       Not applicable.

3.1     Articles of Incorporation of Company, as amended to date.(1)

3.2     Bylaws of Company, as amended to date.(1)

4       Not applicable.

9       Not applicable.

10.1    Lease dated September 28, 1980 between Bay Bank of Commerce and John J.
        Montero and Margaret Montero.(2)

10.2 Employee Stock Ownership Plan of Bay Bank of Commerce, as amended and restated as of January 1, 1987.(3)

10.3    Bay Commercial Services 1982 Amended and Restated Stock Option Plan. (4)

10.4 Form of Stock Option Agreements, Amended Stock Option Agreements and Supplemental Letter under Bay Commercial Services 1982
        Amended and Restated Stock Option Plan.(5)

10.5    Lease, dated October 1, 1987 for Bay Bank of Commerce premises at 1475
        East 14th Street, San Leandro, California.(5)

10.6    Bay Commercial Services Directors' Stock Option Plan and Form of
        Directors Stock Option Agreement.(6)

10.7 Letter dated December 5, 1990 modifying rental obligation under Lease dated September 28, 1980 between Bay Bank of Commerce and John J.
        Montero and Margaret Montero.(7)

10.8    Lease dated November 1, 1990 by and between Metro Properties and Bay
        Bank of Commerce for premises located at 286 Juana Avenue, San Leandro,
        California.(7)

10.9    Bay Commercial Services Adoption Agreement of Nonstandardized
        Section 401(k) Profit Sharing Plan and Bank of California Defined Contribution
        Master Plan and Trust Agreement.(8)

10.10   Bay Commercial Services 1994 Stock Option Plan and Form of Stock Option
        Agreements.(9)

EXHIBIT
NUMBER                              EXHIBIT
------                              -------
10.11   Lease dated July 31, 1996 by and between Oak Creek Plaza Associates and
        Bay Bank of Commerce for premises located at 2821 Crow Canyon Road, San
        Ramon, California.(11)

11      Not applicable.

13 Bay Commercial Services 1997 Annual Report to Shareholders (parts not incorporated by reference are furnished for informational purposes only and are not filed herewith).

16      Not applicable.

18      Not applicable.

21      Subsidiaries of the Company.(10)

22      Not applicable.

23      Independent Auditors' Consent.

24      Power of Attorney.

27.1    Financial Data Schedule year ended 12-31-1997.

27.2    Restated Financial Data Schedule year ended 12-31-1996.

27.3    Restated Financial Data Schedule year ended 12-31-1995.

27.4    Restated Financial Data Schedule quarter ended 09-30-1997.

27.5    Restated Financial Data Schedule quarter ended 06-30-1997.

27.6    Restated Financial Data Schedule quarter ended 03-31-1997.

27.7    Restated Financial Data Schedule quarter ended 09-30-1996.

27.8    Restated Financial Data Schedule quarter ended 06-30-1996.

27.9    Restated Financial Data Schedule quarter ended 03-31-1996.

28      Not applicable.



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

(7) Filed as Exhibits 10. 10 and 10.11, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which are incorporated herein by this reference.

(8) Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, which is incorporated herein by this reference.

(9) Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which is incorporated herein by this reference.

(10) Filed as Exhibit 3 to the Company's Current Report on Form 8-K filed with the Commission on June 14, 1983, which is incorporated herein by this reference.

(11) Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, which is incorporated herein by this reference.


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

4. Bay Commercial Services Directors' Stock Option Plan and Form of Directors' Stock Option Agreement Form 10-K for fiscal year ended December 31, 1988, Exhibit 10.10.

5. Bay Commercial Services 1994 Stock Option Plan and Form of Stock Option Agreements- Form 10-K for fiscal year ended December 31, 1994, Exhibit 10.14.