Form 10QSB
period 1998-03-31
BAY COMMERCIAL SERVICES
filed 1998-05-07
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to____________


                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
          (Exact name of small business issuer as specified in its charter)

         California                                             94-2760444
         ----------                                             ----------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                          Identification No.)

                              1495 East 14th Street
                          San Leandro, California 94577
                          -----------------------------
                    (Address of principal executive offices)

                                 (510) 357-2265
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X          NO
    ----           ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                              Outstanding at April 30, 1998
-----                                              -----------------------------
Common stock, no par value                         1,080,720  shares


Transitional Small Business Disclosure Format

YES             NO  X
   ----           ----
This report contains a total of 15 pages.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets
                                                                               March 31,
                                                                                   1998   December 31,
(Dollars in thousands): .....................................................(unaudited)         1997
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..................................................... $  14,150     $   7,548
Federal funds sold and reverse repurchase agreements ........................     8,400           ---
-----------------------------------------------------------------------------------------------------
  Cash and cash equivalents .................................................    22,550         7,548
-----------------------------------------------------------------------------------------------------

Securities available for sale, stated at fair value
  (amortized cost of $11,469 for 1998; $24,663 for 1997) ....................    11,482        24,651
Securities held to maturity (fair values of $8,094 for 1998;
   $8,057 for 1997) .........................................................     8,003         7,929

Loans held for sale .........................................................     1,002         1,501
Loans held for investment ...................................................    78,713        72,628
  Allowance for loan losses .................................................    (1,005)       (1,000)
-----------------------------------------------------------------------------------------------------
  Net loans .................................................................    78,710        73,129
-----------------------------------------------------------------------------------------------------
Premises and equipment, net .................................................     2,063         2,111
Interest and fees receivable ................................................       682           566
Other assets ................................................................       370           435
-----------------------------------------------------------------------------------------------------
  Total assets .............................................................. $ 123,860     $ 116,369
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand ................................................ $  35,098     $  29,076
  Savings and interest-bearing demand .......................................    32,741        29,203
  Time ......................................................................    29,892        30,022
  Certificates of deposit, $100 and over ....................................    13,571        12,834
-----------------------------------------------------------------------------------------------------
  Total deposits ............................................................   111,302       101,135
-----------------------------------------------------------------------------------------------------

Securities sold under agreements to repurchase ..............................     1,192         1,290
Federal funds purchased .....................................................       ---         2,500
Interest payable and other liabilities ......................................       916         1,271
-----------------------------------------------------------------------------------------------------
  Total liabilities .........................................................   113,410       106,196
-----------------------------------------------------------------------------------------------------

Commitments and contingent liabilities ......................................       ---           ---

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000 shares;
   issued & outstanding 1,080,720 in 1998; 1,078,720 in 1997 ................     3,680         3,671
  Retained earnings .........................................................     6,763         6,509
  Net unrealized gain (loss) on securities available for sale, net of taxes .         7            (7)
-----------------------------------------------------------------------------------------------------
  Total shareholders' equity ................................................    10,450        10,173
-----------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity ................................ $ 123,860     $ 116,369
=====================================================================================================
See accompanying notes to consolidated condensed financial statements




                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             Consolidated Condensed Statements of Income (unaudited)
                                                            Three Months Ended
                                                                  March 31,
(Dollars in thousands, except per share amounts): ....        1998        1997
------------------------------------------------------------------------------
Interest income:
  Loans, including fees ..............................      $1,935      $1,731
  Federal funds sold and reverse repurchase agreements          55          48
  Securities:
    Taxable ..........................................         279         197
    Tax exempt .......................................          60          45
------------------------------------------------------------------------------
      Total interest income ..........................       2,329       2,021
------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand ..............         204         154
    Time .............................................         386         365
    Certificates of deposit, $100 and over ...........         184         118
  Other borrowed funds ...............................          18          28
------------------------------------------------------------------------------
      Total interest expense .........................         792         665
------------------------------------------------------------------------------
      Net interest income ............................       1,537       1,356
Provision for loan losses ............................          10         ---
------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses ....................       1,527       1,356
------------------------------------------------------------------------------
Noninterest income:
  Bankcard income ....................................          96          66
  Service charges and fees ...........................          68          68
  Gain on sale of loans ..............................          33         ---
  Loan servicing .....................................          24          35
  Other ..............................................          27          25
------------------------------------------------------------------------------
      Total noninterest income .......................         248         194
------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits .....................         793         708
  Occupancy ..........................................         170         174
  Data processing ....................................          85          77
  Bankcard processing expense ........................          79          52
  Professional services ..............................          28          36
  Other ..............................................         232         205
------------------------------------------------------------------------------
      Total noninterest expenses .....................       1,387       1,252
------------------------------------------------------------------------------
      Income before income tax expense ...............         388         298
Income tax expense ...................................         134         116
------------------------------------------------------------------------------
      Net income .....................................      $  254      $  182
==============================================================================
      Net income per common share - basic ............       $0.24       $0.17
      Weighted average common shares - basic .........   1,079,653   1,076,720
      Net income per common share - diluted ..........       $0.20       $0.15
      Weighted average common shares - diluted .......   1,279,707   1,244,652
==============================================================================
See accompanying notes to consolidated condensed financial statements.


                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                                               Three Months Ended
                                                                      March 31,
(Dollars in thousands): .......................................    1998      1997
----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income .................................................. $   254   $   182
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ...........................      (4)       74
      Provision (benefit) for loan losses .....................      10       ---
      Unamortized deferred loan fees, net .....................     (62)      (27)
      Originations of SBA loans held for sale .................    (158)     (146)
      Proceeds from the sale of SBA loans held for sale .......     734       ---
      Change in interest and fees receivable and other assets .     (48)       (3)
      Change in interest payable and other liabilities ........     (37)      (65)
----------------------------------------------------------------------------------
    Net cash provided by operating activities .................     689        15
----------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale ...  17,244        97
  Proceeds from maturities of securities held to maturity .....      71       160
  Purchase of securities available for sale ...................  (3,975)      ---
  Purchase of securities held to maturity .....................    (144)     (205)
  Net change in loans .........................................  (6,113)      936
  Purchases of premises and equipment .........................     (24)     (157)
----------------------------------------------------------------------------------
    Net cash provided by investing activities .................   7,059       831
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposits ......................................  10,167     5,676
  Net change in securities sold under agreements to repurchase      (98)      (98)
  Net change in federal funds purchased .......................  (2,500)     (500)
  Exercise of stock options ...................................       9      --
  Cash dividends paid .........................................    (324)     (323)
----------------------------------------------------------------------------------
    Net cash provided by financing activities .................   7,254     4,755
----------------------------------------------------------------------------------
    Net change in cash and cash equivalents ...................  15,002     5,601
Cash and cash equivalents at beginning of year ................   7,548     6,945
----------------------------------------------------------------------------------
Cash and cash equivalents at end of year ...................... $22,550   $12,546
==================================================================================
Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest .................................................     $676      $655
    Income taxes .............................................      ---       ---
See accompanying notes to consolidated financial statements.

                     Bay Commercial Services and Subsidiary
        Notes to Consolidated Condensed Financial Statements (Unaudited)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of Bay Commercial Services and Subsidiary (the "Company") financial position at March 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1997.

3) Net income per common share - basic for the three month periods ended March 31, 1998 and 1997 was computed by dividing net income by the weighted average number of outstanding common shares. Net income per common share - diluted for the three month periods ended March 31, 1998 and 1997 is computed by dividing net income by the weighted average number of outstanding common shares including the dilutive effect of stock options. The weighted average number of outstanding common shares for the three month periods ended March 31, 1998 and 1997 was 1,079,653 and 1,076,720, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three month periods ended March 31, 1998 and 1997 was 1,279,707 and 1,244,652, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 35% and 39% for the three month periods ended March 31, 1998 and
        1997, respectively. The decrease in the tax rate was partially attributable to higher levels in the 1998 period of tax exempt municipal bond income and loan interest exempt from state tax.

5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of total nonowner changes in shareholders' equity as comprehensive income. Comprehensive income includes net income and net unrealized gain (loss) on securities available for sale, net of taxes. Total comprehensive income was $268,000 and $138,000 for the first quarters of 1998 and 1997, respectively.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

                     The Table Below Illustrates Changes in
 Major Categories of the Average Balance Sheets and Statements of Income and in
                     Certain Performance Ratios (Unaudited)
                                          Three Months Ended        Increase
                                                March 31,          (Decrease)
(Dollars in thousands):                      1998       1997        $       %
-------------------------------------------------------------------------------
Average Balances:
  Assets * ............................. $114,300    $99,507    $14,793   14.9%
  Securities - taxable* ................   18,359     12,565      5,794   46.1
  Securities - tax exempt ..............    4,671      3,426      1,245   36.3
  Total loans ..........................   77,355     70,234      7,121   10.1
  Nonaccrual loans .....................      433        261        172   65.9
  Deposits .............................  101,547     86,735     14,812   17.1
  Shareholders' equity * ...............   10,340      9,561        779    8.1

  Interest-earning assets ..............  103,965     89,821     14,144   15.7
  Interest-bearing liabilities .........   74,057     63,259     10,798   17.1


Income Statements:
  Interest income (1) .................. $  2,357    $ 2,042    $   315   15.4%
  Interest expense .....................      792        665        127   19.1
-------------------------------------------------------------------------------
    Net interest income (1) ............    1,565      1,377        188   13.7
  Taxable equivalent adjustment ........       28         21          7   33.3
-------------------------------------------------------------------------------
    Net interest income ................    1,537      1,356        181   13.3
  Provision for loan losses ............       10       --           10
-------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses ..................    1,527      1,356        171   12.6
-------------------------------------------------------------------------------
  Noninterest income ...................      248        194         54   27.8
  Noninterest expenses .................    1,387      1,252        135   10.8
  Income tax expense ...................      134        116         18   15.5
-------------------------------------------------------------------------------
    Net income ......................... $    254    $   182    $    72   39.6%
===============================================================================

 * before unrealized gain or loss on securities available for sale

Performance Ratios: (2)                                           Change
                                                                  ------
Yield on average earning assets ..........   9.09%      9.13%     (0.04)%
Yield on average earning assets (1) ......   9.19%      9.22%     (0.03)%
Interest rate on average interest-bearing
    liabilities ..........................   4.34%      4.26%      0.08 %
Interest expense as a percent of average
    earning assets .......................   3.09%      3.00%      0.09 %

Net yield on average earning assets ......   6.00%      6.13%     (0.13)%
Net yield on average earning assets (1) ..   6.10%      6.22%     (0.12)%

(1) Federal taxable equivalent basis.
(2) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  Three months ended March 31, 1998 compared to
                        three months ended March 31, 1997

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

Net income of the Company was $254,000 for the first quarter of 1998 compared to $182,000 for the first quarter of 1997. Net income per common share - basic was $0.24 and $0.17 for the first quarter of 1998 and 1997, respectively. Net income per common share - diluted was $0.20 and $0.15 for the first quarter of 1998 and 1997, respectively.

The $72,000 or 40% growth in net income for the first quarter of 1998 compared to the first quarter of 1997 principally reflected higher net interest income and noninterest income during the 1998 quarter which were partially offset by increases in noninterest expenses, income tax expense and provision for loan losses. Net interest income increased $181,000 or 13% in the 1998 quarter principally due to growth in average interest-earning assets which was partially offset by a decline in the net yield on those assets. Noninterest income rose $54,000 or 28% in the 1998 quarter due to a gain on sale of loans guaranteed by the Small Business Administration ("SBA loans") and increased merchant bankcard activity. These increases in income were partially offset by increases of $135,000 or 11% in noninterest expenses, $18,000 or 16% in income tax expense and a $10,000 provision for loan losses during the 1998 quarter. The largest factor contributing to the higher noninterest expenses during the 1998 quarter was an $85,000 or 12% increase in salaries and employee benefits, which primarily reflected staff growth in the Bank.

Total assets reached $123,860,000 at March 31, 1998, representing a $7,491,000 or 6% increase from December 31, 1997. Total deposits of $111,302,000 at March 31, 1998 grew $10,167,000 or 10% from year-end 1997 while federal funds purchased decreased $2,500,000 or 100%. Funds from the deposit growth and $12,995,000 received as securities matured during the quarter were principally invested in cash and cash equivalents and in loans. Cash and cash equivalents increased $15,002,000 or 199% and loans increased $5,586,000 or 8% during the first quarter of 1998.

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

Net interest income of $1,537,000 for the first quarter of 1998 increased $181,000 or 13% compared to the first quarter of 1997. The increase reflected a $14,144,000 or 16% growth in average interest-earning assets. The net yield on average earning assets declined to 6.00% for the 1998 quarter from 6.13% for the 1997 quarter.

The increase in average interest-earning assets between the 1998 and 1997 quarters was principally due to growth of $7,039,000 or 44% in average total securities and $6,949,000 or 10% in average earning loans. The average yield on interest-earning assets for the first quarter of 1998 declined to 9.09% compared to 9.13% for the 1997 quarter due to increased investment in short-term securities. The average yield on earning loans for the 1998 quarter increased to 10.20% from 10.03% for the 1997 quarter, however the ratio of loans to interest-earning assets for the 1998 quarter dropped to 74% from 78% for the 1997 quarter.

Average interest-bearing liabilities increased $10,798,000 or 17% between the 1998 and 1997 quarters. The average rate paid for interest-bearing liabilities increased to 4.34% for the 1998 quarter compared to 4.26% for the 1997 quarter. The higher average rate paid during the 1998 quarter principally reflected an increase in money market deposit rates. The ratio of time deposits to average total interest-bearing liabilities remained at 59% for both quarters.

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

The following table presents the Company's interest rate sensitivity gap position at March 31, 1998. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                    Interest Sensitivity Period
                                                3       Over     Over 1
As of March 31, 1998:                      months   3 months    year to     Over 5
(Dollars in thousands)                    or less  to 1 year    5 years      years       Total
----------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (excluding nonaccrual) ........   $56,593    $ 3,074    $ 7,761    $12,395    $ 79,823
  Securities (before unrealized loss on
    securities available for sale......     3,697      1,303      4,730      9,742      19,472
  Federal funds sold and reverse
    repurchase agreements .............     8,400       --         --         --         8,400
----------------------------------------------------------------------------------------------
    Total .............................    68,690      4,377     12,491     22,137     107,695
----------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts    26,145       --         --         --        26,145
  Savings deposits ....................     6,595       --         --         --         6,595
  Time deposits, $100 and over ........    19,748      4,150      1,309        100      25,307
  Other time deposits .................    11,603      4,675      1,877          1      18,156
  Other borrowed funds ................     1,192       --         --         --         1,192
----------------------------------------------------------------------------------------------
    Total .............................    65,283      8,825      3,186        101      77,395
----------------------------------------------------------------------------------------------
Interest rate sensitivity gap .........   $ 3,407    $(4,448)   $ 9,305    $22,036    $ 30,300
----------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap .....................   $ 3,407    $(1,041)   $ 8,264    $30,300
----------------------------------------------------------------------------------
Cumulative interest rate
 sensitivity gap to total assets ......      2.8%      (0.8)%      6.7%      24.5%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at March 31, 1998, indicates that the Company, on a cumulative gap basis, is liability sensitive for the period "Over 3 months to 1 year" and asset sensitive over the remaining time periods.

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

As of March 31, 1998, the allowance for loan losses was $1,005,000 compared to $1,000,000 at December 31, 1997. The ratio of the allowance for loan losses to total loans was 1.3% at March 31, 1998 and December 31, 1997. A $10,000 provision for loan losses was added during the first three months of 1998 while no provision for loan losses was made during the first three months of 1997. Although Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at March 31, 1998 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans for the quarters ended March 31, 1998 and 1997 and the year ended December 31, 1997 is summarized in the following table.

                                                    March 31, December 31,    March 31,
(Dollars in thousands)                                  1998         1997         1997
--------------------------------------------------------------------------------------
Net loan charge-offs ..............................   $    5       $   23      $   17

Ratio of net loan charge-offs to average loans ....      ---          ---         ---

Nonperforming loans:
  Nonaccrual ......................................   $  395       $  440      $  384
  Accruing loans past due 90 days or more .........      299          ---         224
  Restructured ....................................      469          471         ---
--------------------------------------------------------------------------------------
   Total nonperforming loans ......................   $1,163       $  911      $  608
--------------------------------------------------------------------------------------

Ratio of nonperforming loans to total loans .......      1.5%        1.2%        0.9%
Ratio of allowance for loan losses to nonperforming
  loans ...........................................       86%        110%        157%

Total Bank nonperforming loans increased during the 1998 quarter by $252,000 primarily due to the addition of two loans in the amount of $299,000 in the "Accruing loans past due 90 days or more" category. Subsequent to the end of the first quarter of 1998 these loans were performing in accordance with their terms.

NONINTEREST INCOME
The most significant changes in noninterest income between the first quarters of 1998 and 1997 came from a gain on sale of loans in the 1998 quarter and higher bankcard income. A sale of SBA loans during the first quarter of 1998 produced a gain of $33,000. There were no loan sales during the same quarter of 1997. A higher volume of merchant bankcard activity during the 1998 quarter resulted in a $30,000 or 46% increase in bankcard income compared to the first quarter of 1997. These increases in income were partially offset by a decrease of $11,000 or 31% in loan servicing income for the 1998 quarter, principally due to SBA loan payoffs between the periods.

NONINTEREST EXPENSES
Total noninterest expenses of $1,387,000 for the first quarter of 1998 increased $135,000 or 11% compared to the first quarter of 1997, including an $85,000 or 12% increase in salaries and employee benefits related principally to increased staffing. Other areas of noninterest expenses exhibiting significant increases included bankcard processing expense, up $27,000 or 52%, and other noninterest expenses, up $27,000 or 13% compared to the first quarter of 1997. As with the increase in bankcard income, the increase in bankcard expense was due to a higher volume of merchant bankcard activity during the 1998 quarter. The increase in other noninterest expenses included losses on customer deposit accounts and several smaller increases in areas of business development and customer services.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $134,000 for the first quarter of 1998 compared to $116,000 for the first quarter of 1997. The $18,000 or 16% increase in income tax expense reflected higher taxable income for the 1998 quarter. The effective income tax rates were 35% and 39% for the 1998 and 1997 quarters, respectively. The lower rate for the 1998 quarter reflects higher levels of tax exempt income from municipal securities and loan interest exempt from state tax.

FINANCIAL CONDITION

LOANS AND INVESTMENTS
Cash and cash equivalents of $22,550,000 at March 31, 1998 increased $15,002,000 or 199% from year-end 1997, reflecting both the deposit growth and a $13,095,000 or 40% decline in securities balances during the first quarter of 1998. The drop in securities balances reflected maturities and calls during the first three months of 1998. Total loans of $79,715,000 at March 31, 1998 increased $5,586,000 or 8% from December 31, 1997.

DEPOSITS AND OTHER BORROWED FUNDS
Reflecting the strong economy, total deposits of $111,302,000 at March 31, 1998 increased $10,167,000 or 10% compared to December 31, 1997. Noninterest-bearing demand deposits experienced strong growth during the quarter, up $6,022,000 or 21%. Savings and interest-bearing demand deposits increased $3,538,000 or 12% and federal funds purchased dropped $2,500,000 from December 31, 1997. Other assets and other liabilities Interest and fees receivable at March 31, 1998 increased $116,000 or 20% from year-end 1997, principally reflecting the increase in interest-earning assets during the quarter. A $65,000 or 15% decrease in other assets was principally due to receipt of accrued receivables and a decline in prepaid expenses. Interest payable and other liabilities at March 31, 1998, dropped $355,000 or 28% from year-end 1997 principally due to the payment in 1998 of a cash dividend declared in 1997.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold and reverse repurchase agreements, all marketable securities with maturities of one year or less, securities available for sale with maturities beyond one year, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 31% at March 31, 1998 and 32% at December 31, 1997. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $6,000,000 with a correspondent bank and also has a repurchase facility to meet unforeseen outflows. As of March 31, 1998, no borrowed funds were outstanding from these credit facilities.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at March 31, 1998, and average assets over the three month period ended March 31, 1998:

                                               RISK BASED CAPITAL RATIO
                                               Company             Bank
(Dollars in thousands)                     Amount   Ratio     Amount   Ratio
----------------------------------------------------------------------------
Tier 1 Capital ...................        $10,336   10.6%    $10,154   10.4%
Tier 1 Capital minimum requirement          3,892    4.0       3,887    4.0
----------------------------------------------------------------------------
Excess ...........................        $ 6,444    6.6%    $ 6,267    6.4%

Total Capital ....................        $11,341   11.7%    $11,159   11.5%
Total Capital minimum requirement           7,784    8.0       7,774    8.0
----------------------------------------------------------------------------
Excess ...........................        $ 3,557    3.7%    $ 3,385    3.5%

     Risk weighted assets                 $97,296            $97,176

                                                     LEVERAGE RATIO
                                               Company             Bank
(Dollars in thousands)                     Amount   Ratio     Amount   Ratio
----------------------------------------------------------------------------
Tier 1 Capital to average total assets    $10,336    9.1%    $10,154    8.9%
Range of minimum leverage ............      3,426-   3.0-      3,422-   3.0-
  requirement ........................      5,710    5.0%      5,704    5.0%
----------------------------------------------------------------------------
Range of excess ......................      4,626-   4.1-      4,450-   3.9-
                                          $ 6,910    6.1%    $ 6,732    5.9%

  Average total assets for first quarter* $114,197           $114,075

(* Average total assets do not include unrealized gains/losses on securities available for sale or excess servicing.)

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION
It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended March 31, 1998 and 1997 have not been material.

                          PART II - OTHER INFORMATION


Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K.
    (a) Exhibits: None.
    (b) Reports on Form 8-K:
        No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BAY COMMERCIAL SERVICES
                                                  (Registrant)




Date:  May 4, 1998                                /s/ R. M. Kahler
                                                  -------------------
                                                  R. M. Kahler
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  May 4, 1998                                /s/ R. D. Greenfield
                                                  ---------------------
                                                  R. D. Greenfield
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)