Form 10QSB/A
period 1998-03-31
BAY COMMERCIAL SERVICES
filed 1998-06-10
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB/A

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                  AMENDED
                  For the quarterly period ended March 31, 1998

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

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at March 31, 1998, and average assets over the three month period ended March 31, 1998:

                                               RISK BASED CAPITAL RATIO
                                               Company             Bank
(Dollars in thousands)                     Amount   Ratio     Amount   Ratio
----------------------------------------------------------------------------
Tier 1 Capital ...................        $10,336   11.2%    $10,154   11.0%
Tier 1 Capital minimum requirement          3,692    4.0       3,687    4.0
----------------------------------------------------------------------------
Excess ...........................        $ 6,644    7.2%    $ 6,467    7.0%

Total Capital ....................        $11,341   12.3%    $11,159   12.1%
Total Capital minimum requirement           7,385    8.0       7,373    8.0
----------------------------------------------------------------------------
Excess ...........................        $ 3,956    4.3%    $ 3,786    4.1%

     Risk weighted assets                 $92,307            $92,168

                                                     LEVERAGE RATIO
                                               Company             Bank
(Dollars in thousands)                     Amount   Ratio     Amount   Ratio
----------------------------------------------------------------------------
Tier 1 Capital to average total assets    $10,336    9.1%    $10,154    8.9%
Range of minimum leverage ............      3,425-   3.0-      3,422-   3.0-
  requirement ........................      5,709    5.0%      5,704    5.0%
----------------------------------------------------------------------------
Range of excess ......................      4,627-   4.1-      4,450-   3.9-
                                          $ 6,911    6.1%    $ 6,732    5.9%

  Average total assets for first quarter* $114,182           $114,078

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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BAY COMMERCIAL SERVICES
                                                  (Registrant)




Date:  June 4, 1998                                /s/ R. M. Kahler

                                                  -------------------
                                                  R. M. Kahler
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  June 4, 1998                                /s/ R. D. Greenfield

                                                  ---------------------
                                                  R. D. Greenfield
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)