Form 10QSB
period 1998-06-30
BAY COMMERCIAL SERVICES
filed 1998-08-11
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to____________


                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICE
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

YES    X          NO _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                              Outstanding at July 31, 1998

Common stock, no par value                                    1,079,520  shares


Transitional Small Business Disclosure Format

YES              NO __X_


This report contains a total of 20 pages.

                       BAY COMMERCIAL SERVICES AND SUBSIDIARY
                       Consolidated Condensed Balance Sheets
                                                                 June 30
                                                                    1998  December 31,
(Dollars in thousands): ......................................(unaudited)        1997
-------------------------------------------------------------------------------------
Cash and due from banks .....................................  $  13,431    $   7,548
Federal funds sold and reverse repurchase agreements .........     6,900          ---
-------------------------------------------------------------------------------------
  Cash and cash equivalents ..................................    20,331        7,548
-------------------------------------------------------------------------------------

Securities available for sale, stated at fair value
  (amortized cost of $19,518 for 1998; $24,663 for 1997) .....    19,544       24,651
Securities held to maturity (fair values of $6,465 for 1998;
   $8,057 for 1997) ..........................................     6,332        7,929
Federal Home Loan Bank stock .................................       350          ---

Loans held for sale ..........................................       864        1,501
Loans held for investment ....................................    79,487       72,628
  Allowance for loan losses ..................................      (900)      (1,000)
-------------------------------------------------------------------------------------
  Net loans ..................................................    79,451       73,129
-------------------------------------------------------------------------------------
Premises and equipment, net ..................................     2,001        2,111
Interest and fees receivable .................................       593          566
Other assets .................................................       391          435
-------------------------------------------------------------------------------------
  Total assets ............................................... $ 128,993    $ 116,369
=====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand ................................. $  33,609    $  29,076
  Savings and interest-bearing demand ........................    37,490       29,203
  Time .......................................................    29,556       30,022
  Certificates of deposit, $100 and over .....................    15,425       12,834
-------------------------------------------------------------------------------------
  Total deposits .............................................   116,080      101,135
-------------------------------------------------------------------------------------

Securities sold under agreements to repurchase ...............     1,317        1,290
Federal funds purchased ......................................       ---        2,500
Interest payable and other liabilities .......................       897        1,271
-------------------------------------------------------------------------------------
  Total liabilities ..........................................   118,294      106,196
-------------------------------------------------------------------------------------

Commitments and contingent liabilities........................       ---          ---


Shareholders' equity:
  Common stock - no par value: authorized 20,000,000 shares;
   issued & outstanding 1,079,520 in 1998; 1,078,720 in 1997 .     3,616        3,671
  Retained earnings ..........................................     7,066        6,509
  Net unrealized gain (loss) on securities available for sale,
       net of taxes ..........................................        17           (7)
-------------------------------------------------------------------------------------
  Total shareholders' equity .................................    10,699       10,173
-------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity ................  $ 128,993    $ 116,369
=====================================================================================
See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             Consolidated Condensed Statements of Income (unaudited)

                                                           Six months ended       Three months ended
                                                                June 30,                June 30,
(Dollars in thousands, except per share amounts):           1998        1997        1998        1997
------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees .............................. $   3,971   $   3,526   $   2,036   $   1,795
  Federal funds sold and reverse repurchase agreements       193         140         138          92
  Securities:
    Taxable ..........................................       555         413         276         216
    Tax exempt .......................................       124          92          64          47
----------------------------------------------------------------------------------------------------
      Total interest income ..........................     4,843       4,171       2,514       2,150
----------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand ..............       479         319         275         165
    Time .............................................       761         751         375         386
    Certificates of deposit, $100 and over ...........       384         245         200         127
  Other borrowed funds ...............................        34          50          16          22
----------------------------------------------------------------------------------------------------
      Total interest expense .........................     1,658       1,365         866         700
----------------------------------------------------------------------------------------------------
      Net interest income ............................     3,185       2,806       1,648       1,450
Provision for loan losses ............................        69          47          59          47
 ----------------------------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses ....................     3,116       2,759       1,589       1,403
----------------------------------------------------------------------------------------------------
Noninterest income:
  Bankcard income ....................................       205         145         109          79
  Service charges and fees ...........................       148         133          80          65
  Gain on sale of loans ..............................        88          57          55          57
  Loan servicing .....................................        49          62          25          27
  Other ..............................................        30         192           3         167
----------------------------------------------------------------------------------------------------
      Total noninterest income .......................       520         589         272         395
----------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits .....................     1,561       1,421         768         713
  Occupancy ..........................................       343         347         173         173
  Data processing ....................................       174         155          89          78
  Bankcard processing expense ........................       175         117          96          65
  Professional services ..............................        68          69          40          33
  Other ..............................................       457         403         225         198
----------------------------------------------------------------------------------------------------
     Total noninterest expenses ......................     2,778       2,512       1,391       1,260
----------------------------------------------------------------------------------------------------
      Income before income tax expense ...............       858         836         470         538
Income tax expense ...................................       301         311         167         195
----------------------------------------------------------------------------------------------------
      Net income ..................................... $     557   $     525   $     303   $     343
====================================================================================================
      Net income per common share - basic ............ $    0.52   $    0.49   $    0.28   $    0.32
      Weighted average common shares - basic ......... 1,080,419   1,076,720   1,081,177   1,076,720
      Net income per common share - diluted .......... $    0.44   $    0.42   $    0.24   $    0.27
      Weighted average common shares - diluted ....... 1,280,350   1,248,764   1,280,986   1,252,877
======================================================================================================
See accompanying notes to consolidated condensed financial statements.

                                  BAY COMMERCIAL SERVICES AND SUBSIDIARY
                       Consolidated Condensed Statements of Cash Flows (Unaudited)
                                                                       Six Months Ended
                                                                             June 30,
(Dollars in thousands):                                                  1998       1997
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income .................................................. $    557    $    525
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization ..........................     (327)        115
       Provision for loan losses ..............................       69          47
       Unamortized deferred loan fees, net ....................      (68)        (75)
       Originations of SBA loans held for sale ................     (760)       (191)
       Proceeds from the sale of SBA loans held for sale ......    2,125       1,095
       Change in interest and fees receivable and other assets        40         117
       Change in interest payable and other liabilities .......      (59)        (38)
 -------------------------------------------------------------------------------------
     Net cash provided by operating activities ................    1,577       1,595
-------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale ..   33,175         113
   Proceeds from maturities of securities held to maturity ....    2,271       1,161
   Purchases of securities available for sale .................  (27,848)     (8,246)
   Purchases of securities held to maturity ...................     (739)       (205)
   Net change in loans ........................................   (7,716)       (974)
   Purchases of premises and equipment ........................      (30)       (177)
-------------------------------------------------------------------------------------
     Net cash used in investing activities ....................     (887)     (8,328)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits .....................................   14,945      10,980
   Net change in securities sold under agreements to repurchase       27        (574)
   Net change in federal funds purchased ......................   (2,500)       (500)
   Exercise of stock options ..................................       29         ---
   Repurchase and retirement of common stock ..................      (84)        ---
   Cash dividends paid ........................................     (324)       (323)
-------------------------------------------------------------------------------------
     Net cash provided by financing activities ................   12,093       9,583
-------------------------------------------------------------------------------------
     Net change in cash and cash equivalents ..................   12,783       2,850
Cash and cash equivalents at beginning of year ................    7,548       6,945
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .................... $ 20,331    $  9,795
=====================================================================================
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
   Interest ................................................... $  1,700    $  1,445
   Income taxes ...............................................      151         108
See accompanying notes to consolidated condensed financial statements.

                     Bay Commercial Services and Subsidiary
         Notes to Consolidated Condensed Financial Statements (Unaudited)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at June 30, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1998 and 1997 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited condensed financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1997.

3) Net income per common share - basic for the three and six month periods ended June 30, 1998 and 1997 was computed by dividing net income by the weighted average number of outstanding common shares. Net income per common share - diluted for the three and six month periods ended June 30, 1998 and 1997 is computed by dividing net income by the weighted average number of outstanding common shares including the dilutive effect of stock options. The weighted average number of outstanding common shares for the three and six month periods ended June 30, 1998 was 1,081,177 and 1,080,419, respectively. The weighted average number of outstanding common shares for the three and six month periods ended June 30, 1997 was 1,076,720. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three and six month periods ended June 30, 1998 was 1,280,986 and 1,280,350, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three and six month periods ended June 30, 1997 was 1,252,877 and 1,248,764, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 35% and 37% for the six month periods ended June 30, 1998 and 1997, respectively.

5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of total nonowner changes in shareholders' equity as comprehensive income. Comprehensive income includes net income and net unrealized gain (loss) on securities available for sale, net of taxes. Total comprehensive income was $581,000 and $508,000 for the six months ended June 30, 1998 and 1997, respectively. Total comprehensive income was $317,000 and $370,000 for the three months ended June 30, 1998 and 1997, respectively.

6) In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                                   BAY COMMERCIAL SERVICES AND SUBSIDIARY

                                   The Table Below Illustrates Changes in
               Major Categories of the Average Balance Sheets and Statements of Income and in
                                   Certain Performance Ratios (Unaudited)
                                                        Six Months Ended         Increase
                                                             June 30,           (Decrease)
(Dollars in thousands):                                   1998       1997       $          %
------------------------------------------------------------------------------------------------
Average Balances:
  Assets (1) .........................................$119,002   $101,518   $ 17,484      17.2%
  Securities - taxable (1) ...........................  18,446     14,270      4,176      29.3
  Securities - tax exempt ............................   4,844      3,453      1,391      40.3
  Federal funds sold and reverse repurchase agreements   6,999      4,303      2,696      62.7
  Total loans ........................................  78,834     70,112      8,722      12.4
  Nonaccrual loans ...................................     363        315         48      15.2
  Deposits ........................................... 106,294     88,855     17,439      19.6
  Shareholders' equity (1) ...........................  10,464      9,690        774       8.0

  Interest-earning assets ............................ 108,760     91,823     16,937      18.4
  Interest-bearing liabilities .......................  77,210     64,382     12,828      19.9


Income Statements:
  Interest income (2) ................................$  4,900   $  4,214   $    686      16.3%
  Interest expense ...................................   1,658      1,365        293      21.5
-----------------------------------------------------------------------------------------------
    Net interest income (2) ..........................   3,242      2,849        393      13.8
  Taxable equivalent adjustment ......................      57         43         14      32.6
-----------------------------------------------------------------------------------------------
    Net interest income ..............................   3,185      2,806        379      13.5
  Provision for loan losses ..........................      69         47         22      46.8
-----------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses ................................   3,116      2,759        357      12.9
-----------------------------------------------------------------------------------------------
  Noninterest income .................................     520        589        (69)    (11.7)
  Noninterest expenses ...............................   2,778      2,512        266      10.6
  Income tax expense .................................     301        311        (10)     (3.2)
-----------------------------------------------------------------------------------------------
    Net income .......................................$    557   $    525   $     32       6.1%
===============================================================================================

Performance Ratios: (3)                                                        Change
                                                                               ------
  Yield on average earning assets.....................    8.98%      9.16%     (0.18)%
  Yield on average earning assets (2).................    9.09%      9.25%     (0.16 %
  Interest rate on average interest-bearing
      liabilities.....................................    4.33%      4.28%      0.05 %
  Interest expense as a percent of average
      earning assets..................................    3.07%      3.00%      0.07 %

  Net yield on average earning assets.................    5.91%      6.16%     (0.25)%
  Net yield on average earning assets (2).............    6.02%      6.25%     (0.23)%

(1) Before unrealized gain or loss on securities available for sale
(2) Federal taxable equivalent basis
(3) Ratios have been annualized and are not necessarily indicative of results for a full year

                                  BAY COMMERCIAL SERVICES AND SUBSIDIARY

                                  The Table Below Illustrates Changes in
              Major Categories of the Average Balance Sheets and Statements of Income and in
                                  Certain Performance Ratios (Unaudited)
                                                       Three Months Ended        Increase
                                                             June 30,           (Decrease)
(Dollars in thousands):                                   1998       1997       $          %
------------------------------------------------------------------------------------------------
Average Balances:
  Assets (1) .........................................$123,671   $103,506   $ 20,165       19.5%
  Securities - taxable (1) ...........................  18,530     15,955      2,575       16.1
  Securities - nontaxable ............................   5,016      3,480      1,536       44.1
  Federal funds sold and reverse repurchase agreements   9,951      4,744      5,207      109.8
  Total loans ........................................  80,296     69,992     10,304       14.7
  Nonaccrual loans ...................................     293        369        (76)     (20.6)
  Deposits ........................................... 110,988     90,951     20,037       22.0
  Shareholders' equity (1) ...........................  10,586      9,818        768        7.8

  Interest-earning assets ............................ 113,500     93,802     19,698       21.0
  Interest-bearing liabilities .......................  80,326     65,492     14,834       22.7


Income Statements:
  Interest income (2) ................................$  2,543   $  2,172   $    371       17.1%
  Interest expense ...................................     866        700        166       23.7
------------------------------------------------------------------------------------------------
    Net interest income (2) ..........................   1,677      1,472        205       13.9
  Taxable equivalent adjustment ......................      29         22          7       31.8
------------------------------------------------------------------------------------------------
    Net interest income ..............................   1,648      1,450        198       13.7
  Provision for loan losses ..........................      59         47         12       25.5
------------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses ................................   1,589      1,403        186       13.3
------------------------------------------------------------------------------------------------
  Noninterest income .................................     272        395       (123)     (31.1)
  Noninterest expenses ...............................   1,391      1,260        131       10.4
  Income tax expense .................................     167        195        (28)     (14.4)
------------------------------------------------------------------------------------------------
    Net income .......................................$    303   $    343   $    (40)     (11.7)%
================================================================================================

Performance Ratios: (3)                                                        Change
                                                                               ------
  Yield on average earning assets.....................    8.88%      9.19%     (0.31)%
  Yield on average earning assets (2).................    8.99%      9.29%     (0.30)%
  Interest rate on average interest-bearing
      liabilities.....................................    4.32%      4.29%      0.03 %
  Interest expense as a percent of average
      earning assets..................................    3.06%      2.99%      0.07 %

  Net yield on average earning assets.................    5.82%      6.20%     (0.38)%
  Net yield on average earning assets (2).............    5.93%      6.30%     (0.37)%

(1) Before unrealized gain or loss on securities available for sale
(2) Federal taxable equivalent basis
(3) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997


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

Net income of the Company was $557,000 for the first six months of 1998 compared to $525,000 for the first six months of 1997. Net income per common share - basic was $0.52 and $0.49 for the first six months of 1998 and 1997, respectively. Net income per common share - diluted was $0.44 and $0.42 for the first six months of 1998 and 1997, respectively.

The $32,000 or 6% growth in net income for the first six months of 1998 compared to the first six months of 1997 reflected strong growth in net interest income which was partially offset by increases in noninterest expenses and a decrease in noninterest income. Net interest income increased $379,000 or 14% in the 1998 period principally due to strong growth in average interest-earning assets. Noninterest expenses increased $266,000 or 11%, largely due to higher salaries and employee benefits associated with staff growth in the Bank. Noninterest income dropped $69,000 or 12% between the two periods principally due to the 1997 recovery of $149,000 in loan collection expenses.

Total assets reached $128,993,000 at June 30, 1998, representing a $12,624,000 or 11% increase from December 31, 1997. Total deposits of $116,080,000 at June 30, 1998 grew $14,945,000 or 15% from year-end 1997 while federal funds purchased dropped $2,500,000 or 100%. Funds from the deposit growth and from securities which matured or were called during the period were principally invested in cash and cash equivalents and in loans. Cash and cash equivalents increased $12,783,000 or 169% and loans increased $6,222,000 or 8% during the first six months of 1998.


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income, the principal source of the Company's earnings, is the amount by which interest and fees generated by interest-earning assets (loans and investments) exceed the interest cost of deposits and other interest-bearing liabilities. Net interest income is affected by changes in interest rates as well as the composition and volume of interest-earning assets and interest-bearing liabilities.

Net interest income of $3,185,000 for the first six months of 1998 increased $379,000 or 14% compared to the first six months of 1997. The increase reflected a $16,937,000 or 18% growth in average interest-earning assets. The net yield on average earning assets declined to 5.91% for the 1998 period from 6.16% for the 1997 period.

The increase in average interest-earning assets between the 1998 and 1997 periods was principally due to growth of $8,674,000 or 12% in average interest-earning loans, $5,567,000 or 31% in average total securities and $2,696,000 or 63% in federal funds sold and reverse repurchase agreements. Despite the strong loan growth, the ratio of average interest-earning loans to average interest-earning assets dropped to 72% for the 1998 period compared to 76% for the 1997 period. The larger proportion of interest-earning assets invested in short term securities reduced the yield on interest-earning assets to 8.98% for the 1998 period compared to 9.16% for the 1997 period.

Average interest-bearing liabilities increased $12,828,000 or 20% between the 1998 and 1997 periods. The average rate paid for interest-bearing liabilities increased to 4.33% for the 1998 period compared to 4.28% for the 1997 period. The higher average rate paid during the 1998 period principally reflected an increase in money market deposit rates. The ratio of time deposits to average total interest-bearing liabilities declined to 56% for the 1998 period compared to 59% for the 1997 period.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more assets than liabilities reprice in a given period (an asset sensitive position), interest rate changes will be reflected more quickly in rates on earning assets. If interest rates decline, an asset sensitive position could adversely affect net interest income. Alternatively, where liabilities reprice more quickly than assets in a given period (a liability sensitive position), a decline in market rates could benefit net interest income. The results would reverse if market rates were to increase.

The following table presents the Company's interest rate sensitivity gap position at June 30, 1998. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                               Interest Sensitivity Period
                                                         3          Over       Over 1
As of June 30, 1998:                                   months     3 months     year to      Over 5
(Dollars in thousands)                                or less    to 1 year     5 years       years       Total
--------------------------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (excluding nonaccrual) ...................   $ 56,446    $  1,973     $  8,532    $ 13,718    $ 80,669
  Securities (before unrealized gain(loss)
    on securities available for sale) ............     12,085       1,171        5,276       7,318      25,850
  Federal funds sold and reverse
    repurchase agreements ........................      6,900         ---          ---         ---       6,900
--------------------------------------------------------------------------------------------------------------
    Total ........................................     75,431       3,144       13,808      21,036     113,419
--------------------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts ..........     30,552        ---           ---          ---     30,552
  Savings deposits ...............................      6,937        ---           ---         ---       6,937
  Time deposits, $100 and over ...................     18,095       7,842        1,109         100      27,146
  Other time deposits ............................     10,201       5,877        1,757           1      17,836
  Other borrowed funds ...........................        243       1,074         ---          ---       1,317
--------------------------------------------------------------------------------------------------------------
    Total ........................................     66,028      14,793        2,866         101      83,788
--------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap ....................      9,403     (11,649)      10,942      20,935    $ 29,631
--------------------------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap ................................   $  9,403    $ (2,246)    $  8,696    $ 29,631
==============================================================================================================
Cumulative interest rate
 sensitivity gap to total assets .................       7.3%        (1.7%)       6.7%       23.0%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at June 30, 1998, indicates that the Company, on a cumulative gap basis, is liability sensitive for the period "Over 3 months to 1 year" and asset sensitive over the remaining time periods.

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

As of June 30, 1998, the allowance for loan losses was $900,000 compared to $1,000,000 at December 31, 1997. The reduction principally reflected net charge-offs totaling $169,000, partially offset by a $69,000 provision for loan losses. The ratio of the allowance for loan losses to total loans was 1.1% at June 30, 1998 and 1.3% at December 31, 1997. A $69,000 provision for loan losses was added during the first six months of 1998 compared to a $47,000 provision during the same period in 1997. Although Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at June 30, 1998 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans for the periods ended June 30, 1998 and 1997 and the year ended December 31, 1997 is summarized in the following table.

(Dollars in thousands)                             June 30, December 31,    June 30,
                                                      1998         1997        1997
------------------------------------------------------------------------------------
Net loan charge-offs ..............................   $169         $ 23        $ 18

Ratio of net loan charge-offs to average loans ....    0.2%          --          --

Nonperforming loans:
  Nonaccrual ......................................   $231         $440        $359
  Accruing loans past due 90 days or more .........    --            --         223
  Restructured ....................................    469          471          --
------------------------------------------------------------------------------------
   Total nonperforming loans ......................   $700         $911        $582
====================================================================================

Ratio of nonperforming loans to total loans .......    0.9%        1.2%        0.8%
Ratio of allowance for loan losses to nonperforming
  loans ...........................................    129%        110%        172%

Total Bank nonperforming loans dropped $211,000 during the 1998 period principally due to the charge-off of $163,000 in nonaccruing loan balances. Of the current nonperforming balance, $231,000 represents loans guaranteed by the Small Business Administration ("SBA loans") while the $469,000 restructured loan balance consists of one loan which is fully secured by real estate and is paying as agreed.

NONINTEREST INCOME
The most significant change in noninterest income between the first six month periods of 1998 and 1997 was a $162,000 or 84% decrease in other noninterest income. The largest contribution to higher noninterest income for the first six months of 1997 was a $149,000 recovery of loan collection expenses from previous years. Loan servicing income also declined, $13,000 or 21% for the 1998 period compared to the 1997 period, due to SBA loan payoffs between the periods. Partially offsetting the decreases in noninterest income were increases of $60,000 or 41% in bankcard income, $31,000 or 54% from gain on sale of loans and $15,000 or 11% in service charges and fees. The increase in bankcard income reflected an increase in merchant bankcard activity between the 1998 and 1997 periods. The larger gain on sale of loans for the 1998 period was due to a larger volume of loans sold compared to the 1997 period.

NONINTEREST EXPENSES
Total noninterest expenses of $2,778,000 for the first six months of 1998 increased $266,000 or 11% compared to the first six months of 1997, including a $140,000 or 10% increase in salaries and employee benefits related principally to increased staffing. Other areas of noninterest expenses exhibiting significant increases included bankcard processing expense, up $58,000 or 50%, other noninterest expenses, up $54,000 or 13%, and data processing expense, up $19,000 or 12%, compared to the 1997 period. As with the increase in bankcard income, the increase in bankcard expense was due to a higher volume of merchant bankcard activity during the 1998 period. The increase in other noninterest expenses included check fraud losses and increased expenses associated with business development. Higher data processing costs reflected the account growth between the quarters.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $301,000 for the first half of 1998 compared to $311,000 for the first half of 1997. The $10,000 or 3% decrease in income tax expense reflected reduced taxable income for the 1998 period. The effective income tax rates were 35% and 37% for the 1998 and 1997 periods, respectively. The lower rate for the 1998 period reflects higher levels of tax exempt income from municipal securities and loan interest exempt from state tax.

                  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

OVERVIEW

Net income for the Company for the second quarter of 1998 was $303,000 compared to $343,000 for the second quarter of 1997. Net income per common share - basic was $0.28 and $0.32 for the second quarter of 1998 and 1997, respectively. Net income per common share - diluted was $0.24 and $0.27 for the second quarter of 1998 and 1997, respectively.

The $40,000 or 12% decrease in net income between the 1998 and 1997 quarters principally resulted from a $131,000 or 10% increase in noninterest expenses and a $123,000 or 31% decrease in noninterest income, which were partially offset by a $198,000 or 14% increase in net interest income and a $28,000 or 14% decrease in income tax expense. The largest contributions to higher noninterest expenses included increases of $55,000 or 8% in salaries and employee benefits expenses and $31,000 or 48% in bankcard processing expense. The decline in other income for the 1998 quarter was principally due to a 1997 recovery of $149,000 in loan collection expenses.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income of $1,648,000 for the second quarter of 1998 increased $198,000 or 14% compared to the second quarter of 1997. The increase principally reflected $19,698,000 or 21% growth in average earning assets between the quarters. The net interest margin declined to 5.82% for the 1998 quarter from 6.20% for the 1997 quarter.

The growth in average interest-earning assets between the 1998 and 1997 quarters was due to increases of $10,380,000 or 15% in average earning loans, $4,111,000 or 21% in average total securities and $5,207,000 or 110% in average federal funds sold and reverse repurchase agreements between the quarters. A larger proportion of earning assets was invested in lower yielding short-term securities during the 1998 quarter, which was the principal factor in the drop in the yield on average earning assets to 8.88% from 9.19% for the 1997 quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
As a result of growth in loans held for investment and net loan charge-offs during the 1998 quarter, a $59,000 provision for loan losses was added to the reserve for loan losses during the 1998 quarter compared to a $47,000 provision for loan losses made during the second quarter of 1997.

NONINTEREST INCOME
Total noninterest income of $272,000 for the second quarter of 1998 decreased $123,000 or 31% compared to the second quarter of 1997. The largest change was a $164,000 or 98% decrease in other noninterest income, principally reflecting the 1997 recovery of $149,000 of loan collection expenses from prior periods. Partially offsetting the decreased income was a $30,000 or 38% increase in bankcard income associated with growth in merchant bankcard activity.

NONINTEREST EXPENSES
Total noninterest expenses of $1,391,000 for the second quarter of 1998 increased $131,000 or 10% compared to the same quarter in 1997. Salaries and employees benefits increased $55,000 or 8% principally due to staff additions. A $31,000 or 48% rise in bankcard expenses reflected the increase in merchant bankcard account activity. Other noninterest expenses rose $ $27,000 or 14%, primarily due to increases in business development expenses and operational costs associated with the increase in the Bank's asset size. Higher data processing costs, $11,000 or 14% above the 1997 quarter, also reflected the Bank's strong asset growth between the quarters.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $167,000 for the second quarter of 1998 compared to $195,000 for the second quarter of 1997. The reduced income tax expense reflected the decline in taxable income for the 1998 quarter. The effective income tax rate was 36% for both quarters.

FINANCIAL CONDITION

LOANS AND INVESTMENTS
Cash and cash equivalents of $20,331,000 at June 30, 1998 increased $12,783,000 or 169% from year-end 1997. Total loans of $80,351,000 grew $6,222,000 or 8%
during the same period. The funding for these increases came from a $14,945,000 or 15% increase in deposits and a $6,704,000 or 21% decline in securities balances during the first six months of 1998. The drop in securities balances reflected maturities and calls during the period.

DEPOSITS AND OTHER BORROWED FUNDS
The $14,945,000 or 15% deposit growth since December 31, 1997 principally reflected increases of $8,287,000 or 28% in savings and interest-bearing demand, $4,533,000 or 16% in noninterest-bearing demand and $2,591,000 or 20% in certificates of deposit of $100,000 or more. Federal funds purchased dropped $2,500,000 from December 31, 1997.

OTHER ASSETS AND OTHER LIABILITIES
A $44,000 or 10% decrease in other assets was principally due to receipt of accrued receivables and a decline in prepaid expenses. Interest payable and other liabilities at June 30, 1998, dropped $374,000 or 29% from year-end 1997 principally due to the payment in 1998 of a cash dividend declared in 1997.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold and reverse repurchase agreements, all marketable securities with maturities of one year or less, securities available for sale with maturities beyond one year, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 33% at June 30, 1998 and 32% at December 31, 1997. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, to meet unforeseen outflows, the Bank has informal, non-binding, federal funds borrowing arrangements totaling $8,500,000 with two correspondent banks and a repurchase facility. As of June 30, 1998, no borrowed funds were outstanding from these credit facilities.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at June 30, 1998, and average assets over the three month period ended June 30, 1998:

                                                 RISK BASED CAPITAL RATIO
                                                 Company            Bank
(Dollars in thousands)                        Amount   Ratio    Amount   Ratio
------------------------------------------------------------------------------
Tier 1 Capital .......................       $ 10,573  10.2%  $ 10,118    9.8%
Tier 1 Capital minimum requirement....          4,149   4.0      4,144    4.0
------------------------------------------------------------------------------
Excess ...............................       $  6,424   6.2%  $  5,974    5.8%

Total Capital ........................       $ 11,473  11.1%  $ 11,018   10.6%
Total Capital minimum requirement.....          8,298   8.0      8,288    8.0
------------------------------------------------------------------------------
Excess ...............................       $  3,175   3.1%  $  2,730    2.6%

     Risk weighted assets.............       $103,727         $103,605

                                                     LEVERAGE RATIO
                                                 Company            Bank
(Dollars in thousands)                        Amount   Ratio    Amount   Ratio
------------------------------------------------------------------------------
Tier 1 Capital to average total assets      $ 10,573    8.6%  $ 10,118    8.2%
Range of minimum leverage ............         3,707-   3.0-     3,703-   3.0-
  requirement ........................         6,178    5.0%     6,172    5.0%
------------------------------------------------------------------------------
Range of excess ......................         4,395-   3.6-     3,946-   3.2-
                                            $  6,866    5.6%   $ 6,415    5.2%

Average total assets for second quarter*    $123,555           $123,433

(* Average total assets do not include unrealized gains/losses on securities available for sale or excess servicing.)

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

YEAR 2000 or Y2K issue
Many computer hardware systems and software programs in use today were developed using a two digit date code to specify the year. As a result, some of these systems and programs will not properly recognize the date transition at the year 2000 and may calculate results as if it were the year 1900, or in a manner that may cause erroneous results.

The Company has adopted a plan to address Y2K issues. The plan includes a review of the Bank's information systems, outside vendors, suppliers and large customers. The plan provides for the inventory, analysis, modification, testing and certification, and implementation, of hardware and software systems both internal and external.

Primary information systems with known Y2K issues have been identified and are being remediated or replaced, with testing and certification scheduled for 1998 and early 1999.

The Bank relies upon third-party software vendors and service providers for substantially all of its electronic data processing and does not operate any proprietary programs which are critical to the Bank's operations. Therefore, the primary focus of the Company is to monitor the progress of its primary vendors toward compliance with Y2K issues and prepare to test and certify them.

No Y2K compliance issues have been identified yet which appear unresolvable by December 31, 1999, however, in the event of a year 2000 failure or erroneous results, the Company could be adversely impacted in a number of ways.

Other significant risks relating to Y2K issues are that of the unknown impact of this problem on the operations of the Bank's customers. The Bank is making efforts to ensure that its customer base is aware of the Y2K issue with informational mailings to all commercial accounts. The Bank is also modifying its credit review process to include consideration of Y2K issues. It is not possible, however, to predict the effect of this problem on the economic viability of its customer base and the related adverse impact it may have on the Company's financial position and results of operations.

The primary cost of the Company's Y2K project has been and will continue to be the reallocation of internal resources, and as such does not represent incremental expense to the Company. The estimated value of internal resources allocated to Y2K issues to date is under $10,000. The Company estimates the total of such cost not to exceed $50,000. It is not expected that Y2K compliance expenditures will have a material effect on the Company's results of operations.

INFLATION
It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended June 30, 1998 and 1997 have not been material.

                           PART II - OTHER INFORMATION


Item 4.       Submission of Matter to a Vote of Security Holders.

      (a) The Company's Annual Meeting of Shareholders was held on June 9, 1998.

      (b) Not required.

      (c) At the 1998 Annual Meeting the shareholders took the following actions:

              1. Elected Directors of the Company to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified;

              2. Readopted Article EIGHTH of the Company's Articles of Incorporation which requires that certain business combinations be approved by the holders of 66-2/3% of the outstanding shares unless approved by a majority of disinterested directors, certain minimum price requirements are met or state regulatory authorities having jurisdiction over the matter have approved the fairness of the proposed transaction;

              3. Ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 1998 fiscal year.

              (i) In the election of directors, no candidates were nominated for election as a director other than the nominees of the Board of Directors whose names were set forth in the Company's proxy statement dated April 30, 1998. Set forth below is a tabulation of the votes cast in the election of Directors with respect to each nominee for office.

                                       VOTES CAST FOR ELECTION   VOTES WITHHELD
                                 Joshua Fong, O.D ..   869,275            4,817
                                 William R. Henson .   869,275            4,817
                                 Richard M. Kahler .   823,731           50,361
                                 Dimitri V. Koroslev   823,731           50,361
                                 William E. Peluso .   868,897            5,195
                                 Oswald A. Rugaard .   869,275            4,817
                                 Mark A. Wilton ....   823,731           50,361
                                 Abstentions .......       N/A              N/A
                                 Broker non-votes ..       N/A              N/A

             (ii) In the matter of the readoption of Article EIGHTH the votes cast were as follows:,
                     For                                760,556
                     Against                             52,717
                     Abstentions                         12,036
                     Broker non-votes                    48,783

             (iii)In the  matter  of the  ratification  of  the  appointment  of
                  Deloitte & Touche LLP as independent public accountants for the 1998 fiscal year the votes cast were as follows:
                     For                                859,653
                     Against                                354
                     Abstentions                         14,085
                     Broker non-votes                       -0-

      (d)     Not required.

Item 5.       Other Information:  None

Item 6.       Exhibits and Reports on Form 8-K.

      (a)     Exhibits:  None.

      (b)     Reports on Form 8-K:
              No reports on Form 8-K were filed by the  Company  for the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BAY COMMERCIAL SERVICES
                                                 (Registrant)




Date:  August 3, 1998                             /s/ R. M. Kahler
                                                  ----------------
                                                  R. M. Kahler
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: August 3, 1998                              /s/ R. D. Greenfield
                                                  --------------------
                                                  R. D. Greenfield
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)