Form 10QSB
period 1998-09-30
BAY COMMERCIAL SERVICES
filed 1998-11-16
CIK 707854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
(Mark
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________to____________


                         Commission File Number: 0-12231

                             BAY COMMERCIAL SERVICES
        (Exact name of small business issuer as specified in its charter)

 California                                                          94-2760444
------------                                                         ----------
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

YES    X          NO
   ------           -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at October 31, 1998
------                                          -------------------------------
Common stock, no par value                                     1,080,570 shares


Transitional Small Business Disclosure Format

YES              NO   X
   -----           -----

This report contains a total of 22 pages.

                                 BAY COMMERCIAL SERVICES AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                          SEPTEMBER 30,
                                                                                   1998 DECEMBER 31,
(DOLLARS IN THOUSANDS):                                                     (UNAUDITED)         1997
----------------------------------------------------------------------------------------------------
Cash and due from banks .....................................................  $  9,769     $  7,548
Federal funds sold and reverse repurchase agreements ........................    13,300           --
----------------------------------------------------------------------------------------------------
  Cash and cash equivalents .................................................    23,069        7,548
----------------------------------------------------------------------------------------------------

Securities available for sale, stated at fair value
  (amortized cost of $17,107 for 1998; $24,663 for 1997) ....................    17,265       24,651
Securities held to maturity (fair values of $9,499 for 1998;
   $8,057 for 1997) .........................................................     9,251        7,929
Federal Home Loan Bank stock ................................................       354           --

Loans held for sale .........................................................     1,096        1,501
Loans held for investment ...................................................    82,649       72,628
  Allowance for loan losses .................................................      (936)      (1,000)
----------------------------------------------------------------------------------------------------
  Net loans .................................................................    82,809       73,129
----------------------------------------------------------------------------------------------------
Premises and equipment, net .................................................     1,949        2,111
Interest and fees receivable ................................................       624          566
Other assets ................................................................       456          435
----------------------------------------------------------------------------------------------------
  TOTAL ASSETS ..............................................................  $135,777     $116,369
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand ................................................  $ 35,499     $ 29,076
  Savings and interest-bearing demand .......................................    39,141       29,203
  Time ......................................................................    30,666       30,022
  Certificates of deposit, $100 and over ....................................    17,076       12,834
 ---------------------------------------------------------------------------------------------------
  Total deposits ............................................................   122,382      101,135
 ---------------------------------------------------------------------------------------------------

Securities sold under agreements to repurchase ..............................     1,219        1,290
Federal funds purchased .....................................................       --         2,500
Interest payable and other liabilities ......................................     1,064        1,271
----------------------------------------------------------------------------------------------------
  Total liabilities .........................................................   124,665      106,196
----------------------------------------------------------------------------------------------------

Commitments and contingent liabilities                                              --           --

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000 shares;
    issued & outstanding 1,080,570 in 1998; 1,078,720 in 1997 ...............     3,622        3,671
  Retained earnings .........................................................     7,393        6,509
  Net unrealized gain (loss) on securities available for sale, net of taxes..        97           (7)
----------------------------------------------------------------------------------------------------
  Total shareholders' equity ................................................    11,112       10,173
----------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................  $135,777    $ 116,369
====================================================================================================
See accompanying notes to consolidated condensed financial statements

                                            BAY COMMERCIAL SERVICES AND SUBSIDIARY
                                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                            NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
(Dollars in thousands, except per share amounts):              1998      1997           1998      1997
------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees .................................    $6,085    $5,327         $2,114    $1,801
  Federal funds sold and reverse repurchase agreements...       317       199            124        59
  Securities:
    Taxable .............................................       904       741            349       328
    Tax exempt ..........................................       198       143             74        51
------------------------------------------------------------------------------------------------------
      Total interest income .............................     7,504     6,410          2,661     2,239
------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand .................       777       496            298       177
    Time ................................................     1,134     1,166            373       415
    Certificates of deposit, $100 and over ..............       613       398            229       153
  Other borrowed funds ..................................        49        73             15        23
------------------------------------------------------------------------------------------------------
      Total interest expense ............................     2,573     2,133            915       768
------------------------------------------------------------------------------------------------------
      Net interest income ...............................     4,931     4,277          1,746     1,471
Provision for loan losses ...............................        99        52             30         5
------------------------------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses .......................     4,832     4,225          1,716     1,466
------------------------------------------------------------------------------------------------------
Noninterest income:
  Bankcard income .......................................       309       225            104        80
  Service charges and fees ..............................       228       200             80        67
  Gain on sale of loans .................................        88        57             --        --
  Loan servicing ........................................        62        99             13        37
  Other .................................................        36       198              6         6
------------------------------------------------------------------------------------------------------
      Total noninterest income ..........................       723       779            203       190
------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits ........................     2,380     2,116            819       695
  Occupancy .............................................       513       511            170       164
  Data processing .......................................       260       233             86        78
  Bankcard processing expense ...........................       264       179             89        62
  Professional services .................................        96        90             28        21
  Other .................................................       680       638            223       235
------------------------------------------------------------------------------------------------------
      Total noninterest expenses ........................     4,193     3,767          1,415     1,255
------------------------------------------------------------------------------------------------------
      Income before income tax expense ..................     1,362     1,237            504       401
Income tax expense ......................................       478       457            177       146
------------------------------------------------------------------------------------------------------
      NET INCOME ........................................    $  884    $  780         $  327    $  255
======================================================================================================
      NET INCOME PER COMMON SHARE - BASIC ...............    $ 0.82    $ 0.72         $ 0.30    $ 0.24
      Weighted average common shares - basic............. 1,080,286 1,076,720      1,080,022 1,076,720
      NET INCOME PER COMMON SHARE - DILUTED .............    $ 0.69    $ 0.62         $ 0.26    $ 0.20
      Weighted average common shares - .diluted.......... 1,280,216 1,252,542      1,279,831 1,260,098
======================================================================================================
See accompanying notes to consolidated condensed financial statements.

                        BAY COMMERCIAL SERVICES AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
(Dollars in thousands):                                                       1998         1997
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income ........................................................... $    884     $    780
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization ....................................     (192)          51
       Provision for loan losses ........................................       99           52
       Unamortized deferred loan fees, net ..............................      (94)         (59)
       Originations of SBA loans held for sale ..........................   (1,071)        (659)
       Proceeds from the sale of SBA loans held for sale ................    1,764        1,095
       Loss on sale of fixed assets .....................................        2           --
       Change in interest and fees receivable and other assets...........      (62)         104
       Change in interest payable and other liabilities..................       56         (123)
-----------------------------------------------------------------------------------------------
     Net cash provided by operating activities ..........................    1,386        1,241
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities or calls of securities available for sale ...   73,001       17,464
   Proceeds from maturities or calls of securities held to maturity .....    2,382        1,271
   Purchases of securities available for sale ...........................  (65,060)     (26,532)
   Purchases of securities held to maturity .............................   (4,043)      (1,139)
   Net change in loans ..................................................  (10,400)       1,585
   Purchases of premises and equipment ..................................      (48)        (198)
-----------------------------------------------------------------------------------------------
     Net cash used in investing activities ..............................   (4,168)      (7,549)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits ...............................................   21,247       15,815
   Net change in securities sold under agreements to repurchase .........      (71)        (572)
   Net change in federal funds purchased ................................   (2,500)        (500)
   Exercise of stock options ............................................       35           --
   Repurchase and retirement of common stock ............................      (84)          --
   Cash dividends paid ..................................................     (324)        (323)
-----------------------------------------------------------------------------------------------
     Net cash provided by financing activities ..........................   18,303       14,420
-----------------------------------------------------------------------------------------------
     Net change in cash and cash equivalents ............................   15,521        8,112
Cash and cash equivalents at beginning of year ..........................    7,548        6,945
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................. $ 23,069     $ 15,057
===============================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest .......................................................... $  2,615     $  2,171
      Income taxes ......................................................      388          413
Noncash investing activities during the period:
    Loss on disposition of equipment ....................................        2           --

See accompanying notes to consolidated condensed financial statements.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at September 30, 1998 and December 31, 1997 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results for a full year.

2) The accompanying unaudited condensed financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's annual report for the year ended December 31, 1997.

3) Net income per common share - basic for the three and nine month periods ended September 30, 1998 and 1997 was computed by dividing net income by the weighted average number of outstanding common shares. Net income per common share - diluted for the three and nine month periods ended September 30, 1998 and 1997 is computed by dividing net income by the weighted average number of outstanding common shares including the dilutive effect of stock options. The weighted average number of outstanding common shares for the three and nine month periods ended September 30, 1998 was 1,080,286 and 1,080,022, respectively. The weighted average number of outstanding common shares for the three and nine month periods ended September 30, 1997 was 1,076,720. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three and nine month periods ended September 30, 1998 was 1,280,216 and 1,279,831, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three and nine month periods ended September 30, 1997 was 1,252,542 and 1,260,098, respectively.

4) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 35% and 37% for the nine month periods ended September 30, 1998 and 1997, respectively. The Company's effective tax rate was 35% and 36% for the three month periods ended September 30, 1998 and 1997, respectively.

5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires disclosure of total nonowner changes in shareholders' equity as comprehensive income. Comprehensive income includes net income and net unrealized gain (loss) on securities available for sale, net of taxes. Total comprehensive income was $988,000 and $788,000 for the nine months ended September 30, 1998 and 1997, respectively. Total comprehensive income was $407,000 and $280,000 for the three months ended September 30, 1998 and 1997, respectively.

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

                                                           NINE MONTHS ENDED        INCREASE
                                                              SEPTEMBER 30,        (DECREASE)
(Dollars in thousands):                                      1998       1997         $      %
----------------------------------------------------------------------------------------------
Average Balances:
  Assets (1) .........................................   $122,830   $104,094   $ 18,736   18.0%
  Securities - taxable (1) ...........................     20,368     15,926      4,442   27.9
  Securities - tax exempt ............................      5,153      3,618      1,535   42.4
  Federal funds sold and reverse repurchase agreements      7,593      5,025      2,568   51.1
  Total loans ........................................     79,810     70,318      9,492   13.5
  Nonaccrual loans ...................................        311        374        (63)
  Deposits ...........................................    109,958     91,381     18,577   20.3
  Shareholders' equity (1) ...........................     10,613      9,836        777    7.9

  Interest-earning assets (1) ........................    112,613     94,513     18,100   19.2
  Interest-bearing liabilities .......................     79,915     66,221     13,694   20.7

Income Statements:
  Interest income (2) ................................   $  7,595   $  6,476   $  1,119   17.3%
  Interest expense ...................................      2,573      2,133        440   20.6
----------------------------------------------------------------------------------------------                            ----
    Net interest income (2) ..........................      5,022      4,343        679   15.6
  Taxable equivalent adjustment ......................         91         66         25   37.9
----------------------------------------------------------------------------------------------                            ----
    Net interest income ..............................      4,931      4,277        654   15.3
  Provision for loan losses ..........................         99         52         47   90.4
----------------------------------------------------------------------------------------------                            ----
    Net interest income after provision
      for loan losses ................................      4,832      4,225        607   14.4
----------------------------------------------------------------------------------------------                            ----
  Noninterest income .................................        723        779        (56)   7.2
  Noninterest expenses ...............................      4,193      3,767        426   11.3
  Income tax expense .................................        478        457         21    4.6
----------------------------------------------------------------------------------------------                            ----
    NET INCOME .......................................   $    884   $    780   $    104   13.3%
==============================================================================================                            ====

Performance Ratios: (3)                                                           Change
                                                                                  ------
Yield on average interest-earning assets ............        8.91%      9.07%     (0.16)%
Yield on average interest-earning assets (2) ........        9.02%      9.16%     (0.14)%
Interest rate on average interest-bearing
    liabilities .....................................        4.30%      4.31%     (0.01)%
Interest expense as a percent of average
    interest-earning assets .........................        3.05%      3.02%      0.03 %

Net yield on average interest-earning assets ........        5.86%      6.05%     (0.19)%
Net yield on average interest-earning assets (2) ....        5.97%      6.14%     (0.17)%

(1) Before unrealized gain or loss on securities available for sale.
(2) Federal taxable equivalent basis.
(3) Ratios have been annualized and are not necessarily indicative of results for a full year.

                   BAY COMMERCIAL SERVICES AND SUBSIDIARY

                   The Table Below Illustrates Changes in
Major Categories of the Average Balance Sheets and Statements of Income and in
                   Certain Performance Ratios (Unaudited)

                                                           THREE MONTHS ENDED        INCREASE
                                                                SEPTEMBER 30,       (DECREASE)
(Dollars in thousands):                                        1998      1997         $     %
-----------------------------------------------------------------------------------------------
Average Balances:
  Assets (1) .........................................   $130,359   $109,163   $ 21,196    19.4%
  Securities - taxable (1) ...........................     24,148     21,353      2,795    13.1
  Securities - nontaxable ............................      5,760      3,941      1,819    46.2
  Federal funds sold and reverse repurchase agreements      8,763      4,283      4,480   104.6
  Total loans ........................................     81,731     70,722     11,009    15.6
  Nonaccrual loans ...................................        210        490       (280)  (57.1)
  Deposits ...........................................    117,167     96,351     20,816    21.6
  Shareholders' equity (1) ...........................     10,905     10,122        783     7.7

  Interest-earning assets (1) ........................    120,192     99,809     20,383    20.4
  Interest-bearing liabilities .......................     85,238     69,841     15,397    22.0

Income Statements:
  Interest income (2) ................................   $  2,695   $  2,262   $    433    19.1%
  Interest expense ...................................        915        768        147    19.1
-----------------------------------------------------------------------------------------------
    Net interest income (2) ..........................      1,780      1,494        286    19.1
  Taxable equivalent adjustment ......................         34         23         11    47.8
-----------------------------------------------------------------------------------------------
    Net interest income ..............................      1,746      1,471        275    18.7
  Provision for loan losses ..........................         30          5         25   500.0
-----------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses ................................      1,716      1,466        250    17.1
  Noninterest income .................................        203        190         13     6.8
  Noninterest expenses ...............................      1,415      1,255        160    12.7
  Income tax expense .................................        177        146         31    21.2
----------------------------------------------------------------------------------------------
    NET INCOME .......................................   $    327   $    255   $     72    28.2%
===============================================================================================

Performance Ratios: (3)                                                           Change
                                                                                  ------
  Yield on average interest-earning assets                   8.78%     8.90%      (0.12)%
  Yield on average interest-earning assets (2)               8.90%     8.99%      (0.09)%
  Interest rate on average interest-bearing
      liabilities                                            4.26%     4.36%      (0.10)%
  Interest expense as a percent of average
      interest-earning assets                                3.02%     3.05%      (0.03)%

  Net yield on average interest-earning assets               5.76%     5.85%      (0.09)%
  Net yield on average interest-earning assets (2)           5.88%     5.94%      (0.06)%

(1) Before unrealized gain or loss on securities available for sale
(2) Federal taxable equivalent basis.
(3) Ratios have been annualized and are not necessarily indicative of results for a full year.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

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

Net income of the Company was $884,000 for the first nine months of 1998 compared to $780,000 for the first nine months of 1997. Net income per common share - basic was $0.82 and $0.72 for the first nine months of 1998 and 1997, respectively. Net income per common share - diluted was $0.69 and $0.62 for the first nine months of 1998 and 1997, respectively.

The $104,000 or 13% growth in net income for the first nine months of 1998 compared to the first nine months of 1997 reflected strong growth in net interest income which was partially offset by an increase in noninterest expenses, a decrease in noninterest income and higher income tax expense. Net interest income increased $654,000 or 15% in the 1998 period principally due to strong growth in average interest-earning assets. Noninterest expenses increased $426,000 or 11%, largely due to higher salaries and employee benefits associated with staff growth in the Bank. Noninterest income dropped $56,000 or 7% between the two periods principally due to a 1997 recovery of $149,000 in loan collection expenses.

Total  assets  reached  $135,777,000  at  September  30,  1998,  representing  a
$19,408,000 or 17% increase from December 31, 1997. Total deposits of $122,382,000 at September 30, 1998 grew $21,247,000 or 21%. Funds from the deposit  growth and from  securities  which  matured or were  called  during the period were principally invested in federal funds sold and reverse repurchase agreements ("overnight investments") and in loans. Overnight investments increased $13,300,000 and loans increased $9,616,000 or 13% during the first nine months of 1998.

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

Net interest income of $4,931,000 for the first nine months of 1998 increased $654,000 or 15% compared to the first nine months of 1997. The increase reflected an $18,100,000 or 19% growth in average interest-earning assets. The net yield on average interest-earning assets declined to 5.86% for the 1998 period from 6.05% for the 1997 period.

The increase in average interest-earning assets between the 1998 and 1997 periods was due to growth of $9,555,000 or 14% in average interest-earning loans, $5,977,000 or 31% in average total securities and $2,568,000 or 51% in federal funds sold and reverse repurchase agreements. Despite the strong loan growth, the ratio of average interest-earning loans to average interest-earning assets dropped to 71% for the 1998 period compared to 74% for the 1997 period. The larger proportion of interest-earning assets invested in short-term securities reduced the yield on interest-earning assets to 8.91% for the 1998 period compared to 9.07% for the 1997 period.

Average interest-bearing liabilities increased $13,694,000 or 21% between the 1998 and 1997 periods. The average rate paid for interest-bearing liabilities remained fairly stable at 4.30% for the 1998 period compared to 4.31% for the 1997 period. Savings and interest-bearing demand deposits experienced the greatest growth during the 1998 period, up an average $9,283,000 or 38% compared to the 1997 period. The average cost of savings and interest-bearing demand deposits also increased, to 3.05% for the 1998 period compared to 2.68% for the 1997 period, due to the introduction of a new money market product. The increased cost of this deposit type offset the benefits of a small drop in the average cost of time deposits and a decline in the ratio of time deposits to average total interest-bearing liabilities to 56% for the 1998 period compared to 60% for the 1997 period. Average noninterest-bearing demand deposits increased $4,243,000 or 16% between the periods.

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

The following table presents the Company's interest rate sensitivity gap position at September 30, 1998. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or,for those assets which are held for sale, within the time period during whichsale may reasonably be expected to be accomplished. loating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table.
A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                   INTEREST SENSITIVITY PERIOD
                                            ------------------------------------------
                                                 3       OVER        OVER 1
AS OF SEPTEMBER 30, 1998:                     MONTHS   3 MONTHS     YEAR TO     OVER 5
(Dollars in thousands)                       OR LESS  TO 1 YEAR     5 YEARS      YEARS      TOTAL
-------------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (excluding nonaccrual) ..........    $60,924    $ 1,600     $ 9,592    $11,979   $ 84,095
  Securities (before unrealizedgain(loss)
   on securities available for sale) ....      6,979        503       9,431      9,444     26,357
  Federal funds sold and reverse
    repurchase agreements ...............     13,300        --           --         --     13,300
-------------------------------------------------------------------------------------------------
    Total ...............................     81,203      2,103      19,023     21,423    123,752
-------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts .     32,411         --          --         --     32,411
  Savings deposits ......................      6,730         --          --         --      6,730
  Time deposits, $100 and over ..........     23,453      5,691         509        100     29,753
  Other time deposits ...................     10,900      5,514       1,574          1     17,989
  Other borrowed funds ..................      1,119        100          --         --      1,219
-------------------------------------------------------------------------------------------------
    Total ...............................     74,613     11,305       2,083        101     88,102
-------------------------------------------------------------------------------------------------
Interest rate sensitivity gap ...........      6,590     (9,202)     16,940     21,322   $ 35,650
-------------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap........................    $ 6,590    $(2,612)    $14,328    $35,650
=================================================================================================
Cumulative interest rate
 sensitivity gap to total assets........        4.9%      (1.9%)      10.6%      26.3%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at September 30, 1998, indicates that the Company, on a cumulative gap basis, is liability sensitive for the period "Over 3 months to 1 year" and asset sensitive over the remaining time periods.

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

As of September 30, 1998, the allowance for loan losses was $936,000 compared to $1,000,000 at December 31, 1997. The reduction principally reflected net charge-offs totaling $163,000, partially offset by a $99,000 provision for loan losses. The ratio of the allowance for loan losses to total loans was 1.1% at September 30, 1998 and 1.3% at December 31, 1997. Although Management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Based upon information currently available, Management believes that the allowance for loan losses at September 30, 1998 is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

Information on nonperforming loans for the periods ended September 30, 1998 and 1997 and the year ended December 31, 1997 is summarized in the following table.

                                                SEPTEMBER DECEMBER 31, SEPTEMBER
(Dollars in thousands)                                30,        1997   30, 1997
                                                     1998
------------------------------------------------------------------------------------
Net loan charge-offs ..............................   $163      $ 23       $ 23

Ratio of net loan charge-offs to average ..........    0.2%       --         --
loans

Nonperforming loans:
  Nonaccrual ......................................   $138      $440       $464
  Accruing loans past due 90 days or more .........     18        --        168
  Restructured ....................................    469       471         --

   Total nonperforming loans ......................   $625      $911       $632


Ratio of nonperforming loans to total loans .......    0.7%     1.2%        0.9%
Ratio of allowance for loan losses to nonperforming
  loans ...........................................    150%     110%        158%

Total Bank nonperforming loans dropped $286,000 during the 1998 period principally due to a charge-off of $163,000 in nonaccruing loan balances. As of September 30, 1998, $134,000 represents loans guaranteed by the Small Business Administration ("SBA loans") while the restructured loan balance consists of one loan secured by real estate and paying as agreed.

NONINTEREST INCOME
Noninterest income between the first nine month periods of 1998 and 1997 declined $56,000 or 7%. The largest contribution to higher noninterest income for the first nine months of 1997 was a $149,000 recovery of loan collection expenses from previous years. Loan servicing income also declined, $37,000 or 37% for the 1998 period compared to the 1997 period, due to SBA loan payoffs between the periods. Partially offsetting the decreases in noninterest income were increases of $84,000 or 37% in bankcard income, $31,000 or 54% from gain on sale of loans and $28,000 or 14% in service charges and fees. The increase in bankcard income reflected an increase in merchant bankcard activity between the 1998 and 1997 periods. The larger gain on sale of loans for the 1998 period was due to a larger volume of loans sold compared to the 1997 period. The increase in service charges and fees principally reflected the strong deposit growth between the periods.

NONINTEREST EXPENSES
Total noninterest expenses of $4,193,000 for the first nine months of 1998 increased $426,000 or 11% compared to the first nine months of 1997. The largest change was a $264,000 or 13% increase in salaries and employee benefits principally related to increased staffing. Bankcard processing expense increased $85,000 or 48% due to increased volume and higher interchange fees during the 1998 period. A $42,000 or 7% increase in other noninterest expenses included higher marketing and loan processing costs. Data processing expense grew $27,000 or 12% due to account growth between the periods.


PROVISION FOR INCOME TAXES
The provision for income tax expense was $478,000 for the first nine months of 1998 compared to $457,000 for the first nine months of 1997. The $21,000 or 5% increase in income tax expense reflected higher taxable income for the 1998 period. The effective income tax rates were 35% and 37% for the 1998 and 1997 periods, respectively. The lower rate for the 1998 period reflects higher levels of tax exempt income from municipal securities and loan interest exempt from state tax.

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW

Net income for the Company for the third quarter of 1998 was $327,000 compared to $255,000 for the third quarter of 1997. Net income per common share - basic was $0.30 and $0.24 for the third quarter of 1998 and 1997, respectively. Net income per common share - diluted was $0.26 and $0.20 for the third quarter of 1998 and 1997, respectively.

The $72,000 or 28% increase in net income between the 1998 and 1997 quarters principally resulted from a $275,000 or 19% increase in net interest income which was partially offset by a $160,000 or 13% increase in noninterest expenses, a $31,000 or 21% increase in income tax expense and a $25,000 increase in the provision for loan losses. The largest contributions to higher noninterest expenses included increases of $124,000 or 18% in salaries and employee benefits expenses and $27,000 or 44% in bankcard processing expense.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income of $1,746,000 for the third quarter of 1998 increased $275,000 or 19% compared to the third quarter of 1997. The increase principally reflected $20,383,000 or 20% growth in average earning assets between the quarters. The net interest margin declined to 5.76% for the 1998 quarter from 5.85% for the 1997 quarter.

The growth in average interest-earning assets between the 1998 and 1997 quarters was due to increases of $11,289,000 or 16% in average interest-earning loans, $4,614,000 or 18% in average total securities and $4,480,000 or 105% in average federal funds sold and reverse repurchase agreements between the quarters. A larger proportion of earning assets was invested in lower yielding short-term securities during the 1998 quarter, which was the principal factor in the drop in the yield on average earning assets to 8.78% from 8.90% for the 1997 quarter.

Average interest-bearing liabilities of $85,238,000 for the third quarter of 1998 increased $15,397,000 or 22% over the third quarter of 1997. The average rate paid for interest-bearing deposits declined to 4.26% for the 1998 quarter from 4.36% for the 1997 quarter. A drop in market rates between the quarters resulted in a drop in the average cost of the Bank's time deposits to 5.14% for the 1998 quarter from 5.32% for the 1997 quarter. In addition, the proportion of average interest-bearing liabilities due to higher cost time deposits decreased to 55% for the 1998 quarter from 61% for the 1997 quarter. These changes in time deposits more than offset the higher average cost of savings and interest-bearing demand deposits, which was 3.15% for the 1998 quarter compared to 2.73% for the 1997 quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
As a result of growth in loans held for investment and net loan charge-offs during the 1998 quarter, a $30,000 provision for loan losses was added to the reserve for loan losses during the 1998 quarter compared to a $5,000 provision for loan losses made during the third quarter of 1997.

NONINTEREST INCOME
Total noninterest income of $203,000 for the third quarter of 1998 increased $13,000 or 7% compared to the third quarter of 1997 A $24,000 or 30% increase in bankcard income was offset by a $24,000 or 65% decrease in loan servicing income between the quarters. Service charges and fees were $13,000 or 19% higher for the 1998 quarter, reflecting the strong deposit growth compared to the 1997 quarter.

NONINTEREST EXPENSES
Total noninterest expenses of $1,415,000 for the third quarter of 1998 increased $160,000 or 13% compared to the same quarter in 1997. Salaries and employee benefits increased $124,000 or 18% principally due to staff additions. A $27,000 or 44% rise in bankcard expenses reflected increased volume and higher interchange fees. Other noninterest expenses declined $12,000 or 5%. Data processing costs increased $8,000 or 10% above the 1997 quarter, reflecting the Bank's strong asset growth between the quarters.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $177,000 for the third quarter of 1998 compared to $146,000 for the third quarter of 1997. The higher income tax expense reflected the increase in taxable income for the 1998 quarter. The effective income tax rate was 35% and 36% for the 1998 and 1997 quarters, respectively.

FINANCIAL CONDITION

LOANS AND INVESTMENTS
Cash and cash  equivalents  of  $23,069,000  at  September  30,  1998  increased
$15,521,000  or 206%  from  year-end  1997.  Total  loans  of  $83,745,000  grew
$9,616,000 or 13% during the same period. The funding for these increases came from a $21,247,000 or 21% increase in deposits and a $5,710,000 or 18% decline in securities balances during the first nine months of 1998. The drop in securities balances reflected maturities and calls during the period.

DEPOSITS AND OTHER BORROWED FUNDS
The $21,247,000 or 21% deposit growth since December 31, 1997 included growth of $9,938,000 or 34% in savings and interest-bearing demand deposits, $6,423,000 or 22% in noninterest-bearing demand deposits and $4,242,000 or 33% in certificates of deposit of $100,000 or more. Federal funds purchased dropped $2,500,000 from December 31, 1997.

OTHER ASSETS AND OTHER LIABILITIES
Other assets of $456,000 at September 30, 1998 were nearly unchanged from $435,000 at December 31, 1997. Interest payable and other liabilities at September 30, 1998, dropped $207,000 or 16% from year-end 1997 principally due to the payment in 1998 of a cash dividend declared in 1997.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and noninterest-bearing deposit balances, federal funds sold and reverse repurchase agreements, all marketable securities with maturities of one year or less, securities available for sale with maturities beyond one year, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 32% at September 30, 1998 and 32% at December 31, 1997. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, to meet unforeseen outflows, the Bank has informal, non-binding borrowing arrangements with two correspondent banks, which include federal funds borrowing lines totaling

$8,500,000 and a repurchase facility, as well as access to collateralized borrowings from the Federal Home Loan Bank of San Francisco. As of September 30, 1998, no borrowed funds were outstanding from these credit facilities.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at September 30, 1998, and average assets over the three month period ended September 30, 1998:

                                           RISK BASED CAPITAL RATIO
                                         COMPANY              BANK
(DOLLARS IN THOUSANDS)                AMOUNT  RATIO      AMOUNT    RATIO
----------------------------------------------------------------------------
Tier 1 Capital ...................  $ 10,927   10.6%    $ 10,476     10.1%
Tier 1 Capital minimum requirement     4,141    4.0        4,136      4.0

Excess ...........................  $  6,786    6.6%    $  6,340      6.1%

Total Capital ....................  $ 11,863   11.5%    $ 11,412     11.0%
Total Capital minimum requirement      8,282    8.0        8,272      8.0

Excess ...........................  $  3,581    3.5%    $  3,140      3.0%

   Risk weighted assets...........  $103,521            $103,404

                                                   LEVERAGE RATIO
                                             COMPANY              BANK
(Dollars in thousands)                    AMOUNT   RATIO      AMOUNT  RATIO
----------------------------------------------------------------------------
Tier 1 Capital to average total assets ..   $ 10,927   8.4%   $ 10,476   8.1%
Range of minimum leverage ...............     3,908-   3.0-      3,904-  3.0-
  requirement ...........................      6,513   5.0       6,507   5.0

Range of excess .........................     4,414-   3.4-      3,969-  3.1-
                                            $  7,019   5.4%   $  6,572   5.1%

Average total assets for third quarter*..   $130,257          $130,137

(* Average total assets do not include unrealized gains/losses on securities available for sale or excess servicing.) The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

YEAR 2000
Many computer hardware systems and software programs in use today were developed using a two digit date code to specify the year. As a result many systems and programs that are date sensitive will treat "00" as the year 1900, and not properly recognize the date transition at the year 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000.

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Company.

In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company is assessing the readiness of these third parties and will be preparing contingency plans, there can be no guarantees that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

The Company initiated its Year 2000 planning in 1997 and has prepared a comprehensive Plan which addresses both internal and external Year 2000 exposure and includes the following phases: Inventory and Assessment, Renovation, Testing and Implementation, and Contingency Planning.

INVENTORY & ASSESSMENT
The Company completed its inventory and assessment phase during the first quarter of 1997. During this process the Company made a physical inventory of Information Technology ("IT") systems and non-IT systems at each office location. Additionally, all vendor supplied services were reviewed to identify IT and non-IT Year 2000 issues. The systems examined included hardware and software platforms involved in customer account processing, computer networks and workstations, and telecommunications systems.

The assessment determined that there was no significant reliance on non-IT technology, that is, equipment with embedded microprocessor controls such as elevators, climate control systems, etc.

The survey did identify mission critical IT systems, both internal and external that were not Year 2000 compliant. These included data processing applications provided by third party suppliers, the teller platform at two branch offices of the Bank and some of the hardware and software elements of the Bank's Wide Area Network ("WAN") computer network. The WAN is a personal computer ("PC") based system connecting all of the Bank's offices to a central location at its Head office.

One additional element of Year 2000 concern has been the Company's customers. The Company is reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments.

The Company has made efforts to ensure that its customer base is aware of the Year 2000 issue. During the second quarter of 1998 the Company mailed to each commercial account, and included in each commercial account loan and deposit account statement, a letter addressing the Year 2000 issue and encouraging the assessment of Year 2000 risk. Year 2000 reference resources for businesses were also provided. In addition to mailings to its commercial accounts, the Bank has modified its credit review process to include consideration of Year 2000 issues.

As part of its customer Year 2000 assessment, the Company identified all commercial account borrowing relationships in excess of $100,000. These numbered in excess of 200 and represented approximately 95% of the total borrowings outstanding as of June 30, 1998. Each of these business relationships was analyzed as to its potential for Year 2000 risk and about 20%, were selected to receive a detailed Year 2000 questionnaire. The questionnaire, requesting additional information on Year 2000 status, was delivered to these selected customers during the third quarter of 1998.

The completed questionnaires are currently in the process of being analyzed and risk rated. The Company expects to complete this phase during the fourth quarter of 1998.

RENOVATION, TESTING & IMPLEMENTATION
The correction and testing phase of the Company's Year 2000 Plan includes the renovation and/or replacement of IT hardware, software and equipment identified as not compliant with the Year 2000. The majority of the internal mission critical remediation activity centers around the upgrade to the WAN and teller systems. While the equipment operating the WAN was fundamentally Year 2000 compliant, some of the commercially available software applications running on the WAN were not. Management determined that to improve the administration of its IT systems and also provide a better platform for upgrading to Year 2000 compliant software, a complete renovation of the WAN would provide the most cost effective solution.

The Company expects that most of the elements of the WAN upgrade will be completed by December 31, 1998. As elements of the upgrade project are completed, testing for Year 2000 compliance will be initiated. The Company currently projects that renovation and testing of the WAN will be completed during the first quarter of 1999.

The teller systems at two branch offices of the Bank are not Year 2000 compliant and must be replaced. Year 2000 compliant equipment has been ordered, and installation and integration into the WAN should be completed by December 31, 1998.

The Company also relies on two primary vendors for the mission critical off-site processing of the Bank's customer accounting systems and general ledger applications. These vendors have Year 2000 compliance issues and are each working on the renovation of their systems. The projected completion of these renovations is December 31, 1998.

The Company has been closely following the progress of these and other individual vendors toward reaching Year 2000 compliance and expects substantial completion by December 31,

1998. System and software testing with third party vendors will be initiated during the first quarter of 1999 and should be substantially completed by March 31, 1999.

Although no vendors have been identified to date where the inability to be Year 2000 compliant would cause the Company to seek alternative suppliers, the Company has no viable alternatives for some vendors, such as power distribution and local telephone companies. These companies are being evaluated and the results will be used as information for contingency planning. As with all financial institutions, the Company places a high degree of reliance on systems of other institutions, including governmental agencies, to settle transactions.

COSTS
The costs associated with the Company's Year 2000 project are integral with the planned upgrade to the Bank's WAN and include improved communication connections between offices, higher capacity computer file servers, and operating system upgrades for the entire network. While these investments were not specifically accelerated due to the Company's Year 2000 project, these costs are included.

As of September 30, 1998, the Company had invested approximately $115,000 during 1998 for capital improvements to the WAN. Additional capital costs projected to be incurred for this project during the remainder of 1998 and 1999 are approximately $75,000.

The capital cost to upgrade the Bank's teller system for Year 2000 compatibility is currently projected to be $50,000, of which $11,000 had been paid as of September 30, 1998.

Other costs incurred by the Company related to the Year 2000 issue have been primarily staff time devoted to the issue and approximate $10,000. Estimated future costs for staff and outside consultants, if required, are projected not to exceed an additional $40,000.

RISKS
The principal risks associated with the Year 2000 problem primarily fall into three categories. The first risk is that the Company is unable to successfully renovate and/or migrate to Year 2000 compliant systems. The second risk is the disruption of operations due to the failure of third parties. The third is the risk of business interruption among fund providers and fund users which effects their ability to contractually perform.

The only risk largely under the Company's control for the Year 2000 project is the identification, renovation and implementation of its internal operations. The Company, like other financial institutions, is heavily dependent on its computer systems. Reliance on readily available PC based systems and technology for WAN and desktop workstations has simplified this process to some extent, and management believes it will be able to make the necessary renovations of its internal systems for Year 2000 compliance.

Because of the reliance on outside vendors for processing mission critical customer accounting systems, a computer failure of a third party may jeopardize Company operations. How serious this would be depends on the nature and duration of such failures. Because of the complexity, integration and dependence of these outside systems to the Company's operations, making a switch to another vendor on short notice would be nearly impossible as would be necessary if corrections were not made in advance. At this time, management believes that the necessary advance corrections to these third party systems will be completed on schedule.

Another serious impact to Company operations would occur if basic services such as telecommunications, electric power supplies and services provided by other financial institutions and governmental agencies were disrupted. To date significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not been generally available. Although inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among these suppliers.

CONTINGENCY PLANNING
The Company is in the process of developing a contingency plan for the Year 2000 in the event that remediation is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans will outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Company. As the Company's identified Year 2000 risks are largely concentrated with the ability of third parties to provide services after the year 2000, contingency plans being developed will primarily concentrate on the inability of these suppliers to complete their Year 2000 projects. Based upon currently know information, management believes that its primary vendors have the resources to complete their Year 2000 projects successfully and on time. The Company expects to have its contingency plan completed during the first quarter of 1999.

Apart from the Company's Year 2000 project, federal banking regulators are conducting special examinations of FDIC-insured financial institutions and third party data processors, including suppliers to the Company, to determine whether they are taking necessary steps to prepare for the Year 2000. They are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans.

INFLATION
It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended September 30, 1998 and 1997 have not been material.

                           PART II - OTHER INFORMATION


Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:  None.

    (b)  Reports on Form 8-K:
         No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BAY COMMERCIAL SERVICES
                                          (Registrant)




Date:  November 13, 1998                  /s/ R. M. Kahler
                                          ----------------
                                          R. M. Kahler
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:  November 13, 1998                  /s/ R. D. Greenfield
                                          --------------------
                                          R. D. Greenfield
                                          Chief Financial Officer
                                          (Principal Accounting Officer)