Form 10QSB/A
period 1998-09-30
BAY COMMERCIAL SERVICES
filed 1998-11-24
CIK 707854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB/A
(Mark
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

YEAR 2000 READINESS DISCLOSURE
Many computer hardware systems and software programs in use today were developed using a two digit date code to specify the year. As a result many systems and programs that are date sensitive will treat "00" as the year 1900, and not properly recognize the date transition at the year 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000.

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

The Company's disclosures and announcements herein concerning its Year 2000 planning and programs are intended to constitute "year 2000 readiness disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act (the "Act"). The Act provides certain protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the Year 2000 readiness of its products and services.

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

The Company has been closely following the progress of these and other individual vendors toward reaching Year 2000 compliance and expects substantial completion by December 31, 1998. System and software testing with third party vendors will be intiated during the first quarter of 1999 and should be substantially completed by March 31, 1999.

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