Form 10KSB
period 1998-12-31
BAY COMMERCIAL SERVICES
filed 1999-03-29
CIK 707854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to _________________

                        Commission File Number: 0-12231

                            BAY COMMERCIAL SERVICES
                            -----------------------
                 (Name of small business issuer in its charter)

     California                                              77-2760444
-------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1495 East 14th Street, San Leandro, California                  94577
----------------------------------------------                ---------
(Address of principal executive offices)                      (Zip code)
                                                              ---------
Issuer's telephone number (510) 357-2265
                          --------------
Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----
Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
 has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 11,141,000
                                                         -------------

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 10, 1999: $ 12,851,181
                   ------------

State the number of shares of Common Stock outstanding as of March 10, 1999:
 1,194,435
----------------

Documents Incorporated by Reference:              Part of Form 10-KSB
-----------------------------------               -------------------
1998 Annual Report to Shareholders for            Part II, Items 5, 6 and 7
fiscal year ended December 31, 1998

Proxy Statement for 1999 Annual Meeting of        Part III, Items 9, 10, 11
Shareholders to be filed pursuant to              and 12
Regulation 14A.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS


ITEM 1 -    DESCRIPTION OF BUSINESS ....................................     1

ITEM 2 -    DESCRIPTION OF PROPERTY .....................................   29

ITEM 3 -    LEGAL PROCEEDINGS ...........................................   30

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   30

ITEM 5 -    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....   30

ITEM 6 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...   30

ITEM 7 -    FINANCIAL STATEMENTS ........................................   30

ITEM 8 -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE .........................   30

ITEM 9 -    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

ITEM 10 -   EXECUTIVE COMPENSATION ......................................   31

ITEM 11 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................   31

ITEM 12 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   31

ITEM 13 -   EXHIBITS AND REPORTS ON FORM 8-K ............................   32

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

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB including, but not limited to, those described in "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; and (7) the effect of the Year 2000 phenomenon on the Company and the Bank and their providers, vendors and customers. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company and the Bank.

     At present, the Company's principal business is conducted through the Bank. At December 31, 1998, the Company had total consolidated assets of $144,202,000. The Bank accounted for $144,086,000, or virtually all, of the total assets of the Company. The Company's primary source of income, other than its equity in the undistributed earnings of the Bank, is the receipt of dividends and rent from the Bank. The Bank is a full service commercial bank serving the cities of San Leandro and Hayward, in Alameda County, and the city of San Ramon, in Contra Costa County, and the surrounding areas in California. The Company itself does not engage in any business activities other than the ownership of the Bank, nor does it own any other subsidiaries. The Company regularly reviews options to expand the operations of the Bank and may seek opportunities for acquiring or forming other banks and non-banking subsidiaries.

     The Company is regulated by the Federal Reserve Board (the "FRB") and, pursuant to that authority, is examined periodically by the Federal Reserve Bank of San Francisco.

BAY BANK OF COMMERCE - GENERAL BANKING SERVICES

     At December 31, 1998, the Bank had total assets of $144,086,000, total loans of $93,129,000 (including loans held for sale) and total deposits of $123,678,000. The Bank provides a wide range of commercial banking services to individuals, professionals, and small and medium-sized businesses through its principal office in San Leandro, California and its branch offices in Hayward and San Ramon, California. In order to attract these types of customers, the Bank offers personalized services and banking convenience. The services provided include checking, interest checking, savings and interest-bearing demand, money market and other time deposit accounts; commercial, real estate and consumer loans; travelers' checks; safe deposit boxes, collection services, night depository facilities and wire and telephone transfers. The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC") and the deposits of each depositor are insured up to $100,000. The Bank is not a member of the Federal Reserve System. Professional firms and individuals and businesses form the core of the Bank's customer and deposit base.

     The Bank is a PLP lender under the Small Business Administration ("SBA") and has offered SBA loans since 1985. Total SBA loan fundings in 1998 were $1,157,000.

EXISTING LOCATIONS

     The Bank's headquarters are located at 1495 East 14th Street, San Leandro, California and the Bank operates two branch offices located at 1030 La Playa Drive, Hayward, California and at 2821 Crow Canyon Road, San Ramon, California. The Bank also has an extension office located at 1500 Washington Avenue, San Leandro, California, which houses its SBA and construction loan divisions. The Bank currently has no branch applications pending or any plans to open additional branch offices.

DEPOSITS

     Most of the Bank's deposits are obtained from individuals, professionals and small and medium-sized businesses. As of December 31, 1998, the Bank had a total of 4,522 accounts representing 1,924 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $18,000 each; 1,697 savings, interest-bearing demand, and money market accounts with an average balance of approximately $22,000 each; and 901 time accounts with an average balance of approximately $58,000 each.

LENDING ACTIVITIES

     The Bank concentrates its lending activities in the areas of commercial real estate mortgage loans, commercial loans to businesses and individuals and real estate construction loans. At December 31, 1998, commercial real estate mortgage loans accounted for 47%, commercial loans accounted for 26%, real estate construction loans accounted for 17%, real estate equity loans accounted for 6%, consumer installment and other loans accounted for 3% and SBA loans held for sale accounted for 1% of the Bank's loan portfolio. See "Selected Statistical Information -- Loan Portfolio" herein for information concerning the composition of the Bank's loan portfolio, maturities and sensitivity to changes in interest rates in the loan portfolio and non-performing assets. The interest rates charged by the Bank vary with the degree of risk and the size and maturity of the loans involved and are generally affected by competition, governmental regulation and current market interest rates.

     Except as described in the discussion which accompanies TABLE F, SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS, the Bank's loan portfolio is not concentrated in any one category and includes loans to individuals, partnerships and corporations for diverse purposes.

     At December 31, 1998, the Bank had total loans outstanding of $93,129,000, net of deferred loan fees. Inherent in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect currently perceived risks of loss associated with its loan portfolio, adjustments are made to the Bank's allowance for loan losses. At December 31, 1998, the Bank's allowance for loan losses was $980,000 or 1.1% of total loans. See "Selected Statistical Information -- Summary of Loan Loss Experience" herein for a discussion of management's policy for establishing and maintaining the allowance for loan losses.

CORRESPONDENT BANKS

     The Bank has correspondent relationships with Union Bank of California and Bank of America, N.T.& S.A, Chase Manhattan Bank, Pacific Coast Bankers Bank, and the Federal Home Loan Bank of San Francisco. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers, including arranging loan participations, investment services, sale and purchase of federal funds (overnight interbank loans), collateralized borrowing lines, and obtaining lines for letters of credit. As a net seller of funds, the Bank also maintains such correspondent relationships to minimize the risk of undue concentration of its resources with a few institutions. The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

EMPLOYEES

     At December 31, 1998, the Company employed forty-five (45) full-time employees and fifteen (15) part-time employees.

SELECTED STATISTICAL INFORMATION

     The following tables present certain consolidated statistical information concerning the business of the Company and the Bank. This information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders (the "Annual Report"), which have been incorporated herein by reference.

      DISTRIBUTION OF ASSETS, LIABILITIES AND
      STOCKHOLDERS' EQUITY; INTEREST RATES AND
      INTEREST DIFFERENTIAL

     TABLE A sets forth the Company's consolidated average balance sheets for the years ended December 31, 1998 and 1997 and an analysis of interest rates and the interest rate differential.

     TABLE B sets forth the changes in interest income and interest expense in 1998 and 1997 resulting from changes in volume and changes in rates.

     SECURITIES PORTFOLIO

     TABLE C sets forth the carrying value of securities available for sale (fair value) and of securities held to maturity (amortized cost) at December 31, 1998 and 1997 and the maturities and weighted average yield of securities based on amortized cost at December 31, 1998.

     LOAN PORTFOLIO

     TABLE D sets forth the composition of the loan portfolio at December 31, 1998 and 1997.

     TABLE E sets forth maturities and sensitivity to changes in interest rates in the loan portfolio, excluding real estate mortgage loans, installment loans and lease financing, at December 31, 1998.

     TABLE F shows the composition of nonaccrual, past due and restructured loans at December 31, 1998 and 1997. Accompanying TABLE F is a discussion of the Company's policy for placing loans on nonaccrual status.

     SUMMARY OF LOAN LOSS EXPERIENCE

     TABLE G sets forth an analysis of loan loss experience as of and for the years ended December 31, 1998 and 1997.

     Accompanying TABLE G is a description of the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expense in each fiscal year, a table showing the allocation of the allowance for loans losses, as well as a discussion of management's policy for establishing and maintaining the allowance for loan losses.

     DEPOSITS

     TABLE H sets forth the average amount of and the average rate paid on major deposit categories for the years ended December 31, 1998 and 1997.

     TABLE I sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1998.


     RETURN ON EQUITY AND ASSETS

     TABLE J sets forth certain financial ratios for the years ended December 31, 1998 and 1997.

                                    TABLE A

         DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
         -------------------------------------------------------------

     The following table sets forth the Company's consolidated average assets, liabilities and shareholders' equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years ended December 31, 1998 and 1997. The average balances are averages of daily balances.

                                                         1998                                 1997
                                              ---------------------------       ---------------------------
                                                        Interest  Average                 Interest  Average
                                               Average  Income/   Yield/         Average  Income/   Yield/
(Dollars in thousands)                        Balances  Expense     Rate        Balances  Expense     Rate
                                               -------  -------     ----        --------  -------     ----
ASSETS

Securities (amortized cost):


   Taxable                                     $23,750   $1,392     5.86%       $ 18,396   $1,131     6.15%

   Tax-exempt(l)                                 5,395      403     7.47           3,874      297     7.67
                                               -------    -----     ----        --------   ------     ----

          Total securities                      29,145    1,795     6.16          22,270    1,428     6.41

Federal funds sold and securities
  purchased under repurchase agreements          6,438      355     5.51           5,338      288     5.40

Loans(2)(3)                                     81,091    8,177    10.08          69,824    7,137    10.22
                                               -------    -----     ----        --------   ------     ----

          Total interest-earning assets(l)     116,674   10,327     8.85          97,432    8,853     9.09

Less allowance for loan losses                   (938)                             (977)

Nonaccrual loans                                   263                               393

Cash and due from banks                          7,712                             6,963

Premises and equipment                           2,022                             2,205

Other assets                                       977                             1,072
                                              --------                          --------

TOTAL ASSETS                                  $126,710                          $107,088
                                              ========                          ========

Average earning loans/average
  earning assets                                 69.5%                             71.7%
                                                 =====                             =====

      DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL
      -------------------------------------------------------------

                                                         1998                                 1997
                                              ---------------------------       ---------------------------
                                                        Interest  Average                 Interest  Average
                                               Average  Income/   Yield/         Average  Income/   Yield/
(Dollars in thousands)                        Balances  Expense     Rate        Balances  Expense     Rate
                                               -------   -----      ----        --------   ------     ----
Deposits:

   Savings and interest-bearing demand        $ 34,876   $1,045     3.00%       $ 25,893   $  708     2.73%

   Time                                         30,027    1,495     4.98          30,626    1,588     5.19

   Certificates of deposit, $100
        and over                                16,185      866     5.35           9,974      564     5.65

   Other borrowed funds                          1,478       73     4.94           1,894       96     5.07
                                              --------    -----     ----         -------   ------     ----
        Total interest-bearing liabilities      82,566    3,479     4.21          68,387    2,956     4.32

   Demand deposits                              32,374                            27,744

Other liabilities                                1,000                             1,006

Shareholders' equity                            10,770                             9,951
                                              --------                          --------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $126,710                          $107,088
                                              ========                          ========

Interest income and average yield
    on earning assets(1)                                  10,327    8.85                    8,853     9.09

Interest expense and average interest
    cost related to earning assets                         3,479    2.98                    2,956     3.03
                                                          ------    -----                  ------     -----


Net interest income and margin(1)(4)                      $6,848    5.87%                  $5,897     6.06%
                                                          ======    =====                  ======     =====

(1) Interest on tax-exempt securities, total interest income and net interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1998 and 1997 in adjusting interest on tax-exempt investment securities to a fully taxable basis. The amount of the taxable equivalent adjustment was $127,000 and $94,000 in 1998 and 1997, respectively.

(2) Loan interest income includes amortization of loan fees of $478,000 in 1998 and $334,000 in 1997.

(3) Average loans do not include  nonaccrual  loans.

(4) Net interest margin is computed by dividing net interest income by total average interest-earning assets.

                                    TABLE B

                            RATE AND VOLUME ANALYSIS
                            ------------------------

     The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in asset and liability volumes and changes in rates. The change in interest due to both rate and volume has been allocated to changes due to volume and rate in proportion to the relationship of absolute dollar amounts of change in each.

                                                           Period Ended December 31,
                                             ---------------------------------------------------------
                                               1998 Compared to 1997            1997 Compared to 1996
                                              Increase (decrease) in:          Increase (decrease) in:
(in thousands)                               --------------------------        -----------------------
                                             Volume      Rate     Total         Volume    Rate   Total
Changes in interest income:                  ------     -----    ------         ------   -----   -----
  Securities (amortized cost):

    Taxable                                  $  316     $(55)    $  261          $193    $ (9)    $184

    Tax-exempt(l)                               114       (8)       106            52       1       53
                                             ------     -----    ------         ------   -----   -----

      Total securities                          430      (63)       367           245      (8)     237


  Federal funds sold and securities
    purchased under repurchase agreements        60        7         67            25      13       38


  Loans                                       1,138      (98)     1,040           717     (43)     674
                                             ------     -----    ------         ------   -----   -----

    Total(l)                                  1,628     (154)     1,474           987     (38)     949
                                             ------     -----    ------         ------   -----   -----

Changes in interest expense:

Total interest-bearing liabilities:

  Savings and interest-bearing demand           264       73        337            22      35       57

  Time                                          (31)     (62)       (93)          176       5      181

  Certificates of deposit, $100 and over        334      (32)       302           270       1      271

  Other borrowed funds                          (21)      (2)       (23)          (16)      6      (10)
                                             ------     -----    ------         ------   -----   -----

    Total                                       546      (23)       523           452      47      499
                                             ------     -----    ------         ------   -----   -----

Changes in net interest income(l)            $1,082    $(131)    $  951          $535    $(85)    $450
                                             ======    ======    ======         ======   =====    ====

------------------
(1) Taxable equivalent basis.  See Note 1 to TABLE A.

                                    TABLE C

                              SECURITIES PORTFOLIO
                              --------------------

     The following tables set forth the carrying value of debt securities available for sale (fair value) and of debt securities held to maturity (amortized cost) at December 31, 1998 and 1997 and the maturities and weighted average yield of debt securities based on amortized cost at December 31, 1998.

                                                         Estimated
                                                        Fair Value
(in thousands)                                        At December 31,
                                                     ------------------
SECURITIES AVAILABLE FOR SALE                           1998       1997
-----------------------------                           ----       ----
U. S. Treasury and agency securities                 $ 1,994    $ 4,002

Corporate securities                                  19,644     14,401

Mortgage-backed securities                            10,395      6,248
                                                      ------      -----

                                                     $32,033    $24,651
                                                     =======    =======

                                                       Amortized cost
(in thousands)                                         At December 31,
                                                    -------------------
SECURITIES HELD TO MATURITY                             1998       1997
---------------------------                           ------     ------
U. S. Treasury and agency securities                  $  ---     $3,197

Obligations of states and political subdivisions       6,123      4,661

Mortgage-backed securities                             1,386         71
                                                      ------     ------

                                                      $7,509     $7,929
                                                      ======     ======

                                    TABLE C

                        --------------------------------

                                                                          Maturing
                              -----------------------------------------------------------------------------
                                                       After One             After Five
                                  In One Year           Through               Through             After
(Dollars in thousands)              Or Less            Five Years            Ten Years          Ten Years             Total
                              -----------------    ----------------       -------------       -------------      ---------------
                                  Cost    Yield       Cost    Yield       Cost    Yield       Cost    Yield        Cost    Yield
                               -------    -----     ------    -----     ------    -----     ------    -----      ------    -----
AVAILABLE FOR SALE:
U.S. Treasury and agency
  securities                       ---      ---     $2,000    5.21%        ---      ---        ---      ---      $2,000    5.21%

Corporate securities           $19,651    5.51%        --       ---        ---      ---        ---      ---      19,651    5.51


Mortgage-backed securities          64    6.24       5,680    5.89      $4,574    6.12%        ---      ---      10,318    5.99
                               -------    -----     ------    -----     ------    -----     ------    -----     -------    -----
Total amortized cost           $19,715    5.51%     $7,680    5.71%     $4,574    6.12%        ---      ---     $31,969    5.83%
                               =======    =====     ======    =====     ======    =====     ======    =====     =======    =====
Estimated fair value           $19,708              $7,693              $4,632                 ---      ---     $32,033
                               =======              ======              ======              ======    =====     =======


HELD TO MATURITY:
Obligations of states and
  political subdivisions (1)      $519    8.92%     $1,307    7.24%     $2,208    7.00%     $2,089    7.07%      $6,123    7.19%

Mortgage-backed securities         ---      ---      1,386    5.63         ---      ---        ---      ---       1,386    5.63
                                  ----    -----     ------    -----     ------    -----     ------    -----     -------    -----
Total amortized cost              $519    8.92%     $2,693    6.41%     $2,208    7.00%     $2,089    7.07%      $7,509    6.89%
                                  ====    =====     ======    =====     ======    =====     ======    =====      ======    =====
Estimated fair value              $530              $2,738              $2,306              $2,174               $7,748
                                  ====              ======              ======              ======               ======

(1) Interest on tax-exempt securities, total interest income and net interest income include the effect of taxable equivalent adjustments using the expected federal corporate income tax rate of 34% in 1998 in adjusting interest on tax-exempt securities to a fully taxable basis.

                                     TABLE C

                        --------------------------------

     At December 31, 1998, debt securities from the following issuers each totaled over ten percent (10%) of shareholders' equity of the Company:

                                            Amortized     Fair
    (in thousands):                               Cost     Value
                                            ---------    ------
    Federal Home Loan Mortgage Corporation     $7,199    $7,235
    Federal National Mortgage Association      $4,504    $4,541
    Federal Home Loan Bank                     $2,000    $1,993
    Tyson Foods                                $1,499    $1,498
    Baxter International                       $1,498    $1,497
    Textron Inc.                               $1,497    $1,497
    Zions Bancorp                              $1,497    $1,496
    Praxair                                    $1,496    $1,495
    Safeway Inc.                               $1,495    $1,494
    Rite Aid Corporation                       $1,494    $1,493
    Crown Cork and Screw                       $1,491    $1,491
    Comdisco                                   $1,490    $1,490
    MCI Worldcom                               $1,488    $1,488
    Fedex FDX Corporation                      $1,486    $1,486


                                     TABLE D

                                 LOAN PORTFOLIO
                                 --------------

The composition of the loan portfolio at December 31, 1998 and 1997 is summarized in the table below.

   (in thousands):              1998         1997
                             -------      -------

   Commercial                $24,250      $18,980
   Commercial held for sale      473          721
   Real estate:
       Construction           16,049        7,436
       Mortgage               43,815       41,181
       Equity                  5,297        2,718
       Held for sale             466          780
   Installment                 2,299        1,895
   Other                         979          947
                             -------      -------
                              93,628       74,658
   Deferred loan fees           (499)        (529)
                             -------      -------
                             $93,129      $74,129
                             =======      =======

                                     TABLE E

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
          ------------------------------------------------------------

     The following table presents information concerning loan maturities and sensitivity to changes in interest rates in the loan portfolio, as well as loans that have fixed or variable interest rates at December 31, 1998.

(in thousands):
                                                 One   After One      After
Maturity Distribution of                        Year     Through       Five
Selected Loans:                              Or Less  Five Years      Years      Total
                                             -------  ----------    -------    -------
    Commercial                               $12,965    $  6,689    $ 4,596    $24,250
    Commercial - held for sale                   ---         ---        473        473
    Real estate-construction                  13,516       2,337        196     16,049
    Real estate - mortgage                     3,459       9,317     31,039     43,815
    Real estate - held for sale                  ---         ---        466        466
    Equity                                       ---         ---      5,297      5,297
    Installment                                  102       2,135         62      2,299

    Other                                        617         362        ---        979
                                             -------     -------    -------    -------
                                             $30,659     $20,840    $42,129    $93,628
                                             =======     =======    =======    =======

Sensitivity to Changes in Interest Rates:
    Loans with fixed interest rates            1,463       6,905     13,903     22,271
    Loans with variable interest rates        65,830       5,527        ---     71,357
                                              ------     -------    -------    -------
                                             $67,293     $12,432    $13,903    $93,628
                                             =======     =======    =======    =======


                                     TABLE F

             SUMMARY OF NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
             ------------------------------------------------------

     A summary of nonaccrual, past due and restructured loans at December 31, 1998 and 1997 is set forth below:

 (in thousands):                              1998    1997
                                              ----    ----
 Nonaccrual                                  $  30    $440
 Accruing loans past due 90 days or more       ---     ---
 Restructured loans                            469     471
                                               ---     ---
                                              $499    $911
                                              ====    ====

     The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on the loan portfolio. Interest income from nonaccrual loans is not accrued on the books, but rather is recorded only when and if received and the principal is deemed to be collectible.

     Loans are placed on a nonaccrual basis and any accrued but unpaid interest is reversed and charged against income when the payment of interest or principal is ninety days or more past due, except when the loan is well secured and in the process of collection. Nonaccrual loans constituted approximately 0.6% of total gross loans at December 31, 1997 and less than 0.1% at December 31, 1998. Loans in the nonaccrual category are treated as nonaccrual loans even though the Bank may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off. The Senior Loan Officer assesses the loan portfolio monthly to determine which loans are specifically identifiable problem credits in order to update the Bank's internal watch list, which tracks all such credits. The Bank's internal Loan Review Examiner grades all new commercial loans and all credits where the total liability equals or exceeds certain thresholds established by management.
If either the Senior Loan Officer or the Loan Review Examiner identifies a serious deficiency, the loan is placed on the next quarterly watch list.

     Once a loan is on the watch list, the Loan Officers are required to complete a "Report of Collection Activity" and to make at least monthly status reports. While the loan is on the watch list, the Senior Loan Officer oversees and coordinates the Loan Officer's efforts to either rehabilitate the loan or
effect  collection  in  an  expeditious   manner.

     Restructured loans reflect situations in which, due to the inability of the borrower to comply with the original terms of the loan, the terms have been modified, usually with the accrual of interest at a reduced rate. As of December 31, 1998, the Bank had $469,000 in restructured loans.

     Interest income on nonaccrual loans that would have been recognized for the year ended December 31, 1998, if the loans had been current in accordance with their original terms totaled $2,000. The Company recognized $15,000 in interest income on nonaccrual loans which paid off or were charged off during the year ended December 31, 1998.

     There are no loans, which were current at December 31, 1998, where known information about possible credit problems of borrowers causes management of the Company to have serious doubt as to the ability of such borrowers to comply with the present loan repayment terms.

     Outstanding   loans  to  contractors   engaged  in  construction  and  land
development constituted $11,497,000, or 12% of total loans, at December 31, 1998. The loans are a cross-section of types, from commercial to real estate construction and are not all secured by real estate. The borrowers as a group, however, are engaged in business activities which could be affected by changing conditions in the real estate market. There were no other categories of loans representing a concentration of 10% or more of total loans at December 31, 1998, except as set forth in TABLE D above.

                                     TABLE G

                         SUMMARY OF LOAN LOSS EXPERIENCE
                         -------------------------------

     The following table summarizes loan loss experience as of and for the years ended December 31, 1998 and 1997.

   (Dollars in thousands):                              1998         1997
                                                      ------       ------
   Allowance for loan losses:
   Balance at beginning of year:                      $1,000       $  971
   Charge-offs:
     Commercial                                          122            5
     Real estate - mortgage                               48          ---
     Installment                                         ---          ---
     Other                                                 2           26
                                                      ------       ------
       Total loans charged off                           172           31
                                                      ------       ------
   Recoveries:
   Commercial                                              6            6
     Real estate - mortgage                               11          ---
     Other                                                 1            2
                                                      ------       ------
       Total recoveries                                   18            8
                                                      ------       ------
   Net charge-offs                                      (154)         (23)
   Provision for loan losses                             134           52
                                                      ------       ------
   Balance at end of year                             $  980       $1,000
                                                      ======       ======
   Loans outstanding at December 31                  $93,129      $74,129
                                                     =======      =======
   Average loans outstanding during period           $81,354      $70,217
                                                     =======      =======
   Allowance for loan losses as a percentage
     of outstanding loan balance                        1.1%         1.3%
                                                        ====         ====
   Net charge-offs to average loans outstanding         0.2%          ---
                                                        ====         ====

     The Bank provides for possible loan losses by a charge to operating income based upon the composition of the loan portfolio, past loan loss experience, current economic conditions and other factors which, in management's judgment, deserve recognition in estimating loan losses. Management will charge off loans when it determines there has been a permanent impairment of the related carrying values. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions which may affect the collectibility of the loans. Specific reserves are allocated for impaired loans, for loans which have experienced a decline in internal loan grading, and when management believes additional loss exposure exists. Although the allowance for loan losses is allocated to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

     A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including interest payments. Impaired loans are those loans identified under the Bank's internal rating system as "doubtful" or "loss" or those "substandard" loans which have been placed on nonaccrual. Restructured loans are always classified as impaired. The Bank applies its normal loan review procedures when determining whether a loan is impaired. The amount of impairment is measured using discounted cash flows or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as installment and residential mortgage loans. Impaired loans are carried at the estimated present value of the future cash flows, discounted at the loan's effective interest rate, or at the fair value of the collateral if less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs). Specific reserves for impaired loans are recognized by adjusting the allocation of the existing allowance for loan losses.

     Although the Bank does not specifically allocate its allowance for loan losses on the basis of type of loan, using these criteria the allocation of the allowance for loan losses would be as set forth below:

                         ALLOWANCE FOR LOAN LOSSES BY LOAN TYPE

                                        1998                          1997
                             ----------------------       ------------------------
                                         Percent of                    Percent of
                                              Loans                         Loans
                                            in Each                       in Each
                                        Category to                   Category to
(Dollars in thousands):      Amount     Total Loans        Amount     Total Loans
                             ------  --------------        ------  --------------

Commercial                     $439            26%           $431           25%

Commercial held for sale          1             1               1            1


Real Estate

  Construction                  118            17              54           10

  Mortgage                      291            47             201           55

  Held for sale                   1             1               1            1

  Equity                         77             5              14            4

Installment                      28             2              23            3

Other                            15             1              33            1


Unallocated                      10           N/A             242          N/A
                               ----          -----         ------         -----

                               $980           100%         $1,000          100%
                               ====          =====         ======         =====

                                     TABLE H

                                    DEPOSITS
                                    --------

     The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 1998 and 1997.

(Dollars in thousands):                       1998                 1997
                                       ---------------       --------------
                                        Balance   Rate       Balance   Rate
                                       --------  -----       -------  -----
Noninterest-bearing demand deposits    $ 32,374    N/A       $27,744    N/A
Savings and interest-bearing demand      34,876  3.00%        25,893  2.73%
Time                                     46,212  5.11%        40,600  5.30%
                                       --------              -------
                                       $113,462              $94,237
                                       ========              =======

                                     TABLE I

                                  TIME DEPOSITS
                                  -------------

     The following table sets forth the maturity of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more at December 31, 1998.

                             Time Certificates                        Other Time
                                 of Deposit of                       Deposits of
(in thousands):                   $100 or More                      $100 or More
                                  ------------                      ------------
 Three months or less                  $15,026                           $11,335
 Over 3 through 6 months                 3,551                           =======
 Over 6 through 12 months                2,324
 Over 12 months                            710
                                       -------
                                       $21,611
                                       =======

                                     TABLE J

                           RETURN ON EQUITY AND ASSETS
                           ---------------------------

     The following table sets forth certain financial ratios for the years ended December 31, 1998 and 1997.

(Dollars in thousands):                                  1998         1997
                                                       ------         ----
 Net income                                            $1,215       $1,062
 Net income to average assets                            1.0%         1.0%
 Net income to average shareholders' equity             11.3%        10.7%
 Dividends declared per share to diluted net income
    per share                                             ---    0.36 to 1
 Average shareholders' equity to average assets          8.5%         9.3%


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

     The Bank's primary service area consists principally of the cities of Oakland, San Leandro, Hayward and San Ramon and the unincorporated areas of Castro Valley and San Lorenzo which at June 30, 1998, contained ninety-eight
(98) competing banking offices, which includes the Bank and twenty-five (25) branch offices of other independent banks. At June 30, 1998, the Bank's primary service area also contained fifty-five (55) offices of savings and loan associations.

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

     The following description of certain statutory and regulatory provisions and proposals is not intended to be a complete description of these provisions or of the many laws and regulations to which the Company and the Bank are subject, and is qualified in its entirety by reference to the particular statutory or regulatory provisions discussed.

CHANGE IN CONTROL

     The BHC Act and the Change in Bank Control Act of 1978, as amended (the "Change in Control Act"), together with regulations of the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has securities registered under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Financial Code also contains approval requirements for the acquisition of 10% or more of the securities of a person or entity which controls a California licensed bank.

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

     The Federal Reserve and the FDIC have established a minimum leverage ratio of three percent (3%) Tier 1 capital to total assets for bank holding companies and nonmember banks that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required

--------------------
(1) Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

(2) Supplementary capital elements include: (i) allowance for loan and lease losses (which cannot exceed 1.25% of an institution's risk-weighted assets);
(ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt securities; (iv) term subordinated debt and intermediate-term preferred stock and related surplus; and (v) 45% of the unrealized gain, net of taxes, on securities available for sale.

to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of four percent (4%) or five percent (5%).

     Set forth below are the Company's and the Bank's risk based and leverage capital ratios as of December 31, 1998:

                                                             RISK BASED CAPITAL RATIO

                                                     Company                     Bank
                                                ------------------       ------------------
(Dollars in thousands):                          Amount      Ratio        Amount      Ratio
                                                -------      -----       -------      -----
Tier 1 capital                                  $11,277       9.0%       $10,837       8.7%
Tier 1 capital regulatory minimum requirement     4,993       4.0          4,988       4.0
                                                -------      -----       -------      -----
Capital held in excess of regulatory minimum    $ 6,284       5.0%       $ 5,849       4.7%
                                                =======       ====       =======       ====

Total capital                                   $12,257       9.8%       $11,817       9.5%
Total capital regulatory minimum requirement      9,985       8.0          9,976       8.0
                                                -------      -----       -------      -----
Capital held in excess of regulatory minimum    $ 2,272       1.8%       $ 1,841       1.5%
                                                =======       ====       =======      ====
Risk-weighted assets                                  $124,814                 $124,698
                                                      ========                =========

                                                                LEVERAGE RATIO

                                                      Company                   Bank
                                                ------------------       -----------------
(Dollars in thousands):                          Amount      Ratio        Amount      Ratio
                                                -------      -----       -------      -----
Tier 1 capital to average total assets          $11,277       8.2%       $10,837       7.9%
Range of regulatory minimum leverage              4,144-      3.0-         4,140-      3.0-
  requirement                                     6,906       5.0%         6,901       5.0%
                                                -------      -----       -------      -----
Range of regulatory excess                        4,371-      3.2-         3,936-      2.9-
                                                $ 7,133       5.2%       $ 6,697       4.9%
                                                =======       ====      ========      ====
Average total assets for fourth quarter               $138,129                 $138,013
                                                      ========                 ========

     The risk-based capital ratio discussed above focuses principally on broad categories of credit risk, and may not take into account many other factors that can affect a bank's financial condition. These factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; concentrations of credit risk; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks, including the risk presented by concentrations of credit and nontraditional activities. The FDIC has addressed many of these areas in related rules and regulations, some of which are discussed herein. In addition to evaluating capital ratios, an overall assessment of capital adequacy must take account of each of these other factors including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgment on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the absolute level of the bank's risk-based capital ratio. In light of the foregoing, the FDIC has stated that banks generally are expected to operate above the minimum risk-based capital ratio. Banks contemplating significant expansion plans, as well as those institutions with high or inordinate levels of risk, should hold capital commensurate with the level and nature of the risks to which they are exposed.

     Further, the banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies consider in evaluating an institution's capital adequacy. Bank examiners consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management.

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

     In connection with the recent regulatory attention to market risk and interest rate risk, the federal banking agencies will evaluate an institution in its periodic examination on the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can affect a financial institution's earnings or capital. In addition, the agencies focus in the examination on an institution's ability to monitor and manage its market risk, and will provide management with a clearer and more focused indication of supervisory concerns in this area.

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

PAYMENT OF DIVIDENDS

     The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1998, the Company had no outstanding shares of preferred stock.

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

     FEDERAL TAX LAWS

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

     CALIFORNIA TAX LAWS

     A commercial bank is subject to the California franchise tax at a special bank tax rate based on the general corporate (non financial) rate plus 2%. For calendar income year 1999, the bank tax rate is 10.84% (which reflects the general corporate tax rate of 8.84%). The applicable tax rate is higher than that applied to general corporations because it includes an amount "in lieu" of many other state and local taxes and license fees payable by such corporations but generally not payable by banks and financial corporations.

     California has adopted substantially the federal AMT, subject to certain modifications. Generally, a bank is subject to California AMT in an amount equal to the sum of (a) 6.65% of AMTI (computed for California purposes) over an exemption amount and (b) the excess of the bank tax rate over the general corporation tax rate applied against net income for the taxable year, unless the bank's regular tax liability is greater.

     California permits a bank to compute its deduction for bad debt losses under either the specific charge-off method or according to the amount of a reasonable addition to a bad debt reserve.

     California has incorporated the federal NOL provisions, subject to significant modifications for most corporations. First, NOLs arising in income years beginning before 1987 are disregarded. Second, no carryback is permitted, and for most corporations NOLs may be carried forward only five years. Third, in most cases, only 50% of the NOL for any income year may be carried forward. Fourth, the special federal NOL rules regarding bad debt losses of commercial banks do not apply for California purposes.

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

     In addition, the President's Fiscal Year 2000 Budget proposal contains several provisions which could have a significant impact on the banking industry. It is uncertain whether these provisions will be enacted into law and what impact these provisions will have on the Bank.

IMPACT OF MONETARY POLICIES

     The earnings and growth of the Bank and the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of the Bank and, therefore, the Company, are affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. As demonstrated over the past several years by the Federal Reserve's actions regarding interest rates, its policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

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

     Riegle-Neal includes several other provisions which may have an impact on the Company's and the Bank's business. The provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between U.S. and foreign banks, evaluation on a bank-wide, state-wide and, if applicable, metropolitan area basis, of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

     California has adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), which became effective on October 2, 1995. The IBBA addresses the supervision of state chartered banks which operate across state lines, and covers such areas as branching, applications for new facilities and mergers, consolidations and conversions, among other things. The IBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate. In addition, pursuant to the IBBA, California "opted in early" to the Riegle-Neal provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a

California bank or industrial loan company without purchasing the entire entity or establishing a de novo California branch office.

     The changes effected by Riegle-Neal and the IBBA have increased the competitive environment in which the Company and the Bank operate as out of state financial institutions directly or indirectly enter the Bank's market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Company and the Bank, the competitive environment in which the Bank operates, or the impact on the Company or the Bank of any regulations adopted or proposed under Riegle-Neal and the IBBA.

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

     FDICIA establishes five capital categories for insured depository institutions: (a) Well Capitalized(3); (b) Adequately Capitalized(4); (c) Undercapitalized(5); (d) Significantly Undercapitalized(6); and (e) Critically Undercapitalized(7). All insured institutions (e.g., the Bank) are barred from making capital distributions or paying management fees to a controlling person (e.g., the Company) if to do so would cause the institution to fall into any of the three undercapitalized categories.


-----------------------------
(3) Well Capitalized means a financial institution with a total risk-based ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more and a leverage ratio of 5% or more, so long as the institution is not subject to any written agreement or order issued by the FDIC.

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

     The federal banking agencies have published a "Policy Statement on the Internal Audit Function and its Outsourcing," which provides guidance on the elements of an effective internal audit function, including director and senior management responsibilities, the structure of the internal audit department and procedures for resolving internal control weaknesses. The Policy Statement also provides guidance on how outsourcing arrangements may affect an examiner's internal control assessment, as well as the independence of an external auditor who is also providing internal audit services to an institution.

     In response to the increasing number of financial institutions using the Internet, the FDIC has issued a paper identifying many of the risks to an institution's information system security associated with Internet use, together with several security and risk control measures. The paper is designed to complement the FDIC's safety and soundness examination procedures for electronic banking activities. The Bank does not offer any internet banking services.

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

     Pursuant to FDICIA, the FDIC has established a risk-based assessment system for depository institutions. This risk-based system is used to calculate a depository institution's semiannual deposit insurance assessment based on the probability that the deposit insurance fund will incur a loss with respect to the institution. To arrive at a risk-based assessment for each depository institution, the FDIC has constructed a matrix of nine risk categories based on capital ratios and relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized" or "undercapitalized." Each institution also is assigned to one of three supervisory groups based on levels of risk. Risk assessment premiums are based on an institution's assignment within the matrix and for 1998 ranged from $0.0 to $0.27 per $100 of deposits. The FDIC has stated that the foregoing risk assessment premiums will be in effect indefinately.

     FDICIA also places restrictions on insured state bank activities and equity investments, interbank liabilities and extensions of credit to insiders and transactions with affiliates.

               OTHER RECENT LEGISLATION

     On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act provides regulatory relief for both large and small banks by, among other things, reducing the burden of regulatory examinations, streamlining bank holding company procedures and establishing a formal regulatory appeals process. The Regulatory Improvement Act also addresses a variety of other topics, including, but not limited to, mortgage loan settlement procedures, call reports, insider lending, money laundering, currency transaction reports, management interlocks, foreign accounts, mortgage servicing and credit card receivables. Although the Regulatory Improvement Act has generally reduced the regulatory burden currently imposed on banks, it is not possible to ascertain the precise effect its various provisions will have on the Company or the Bank.

YEAR 2000 COMPLIANCE

     During 1997 and several times during 1998, the Federal Financial Institutions Examination Council ("FFIEC") issued statements and guidance to financial institutions addressing critical issues for Year 2000 ("Y2K") readiness. These statements address key phases of the Y2K project management process and the specific responsibilities of senior management and the board of directors to address business risks associated with the Y2K problem. Additionally, in October 1998, the federal banking agencies jointly issued "Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness" (the "Guidelines"). The Guidelines, which are intended to be consistent with FFIEC pronouncements, establish standards for management and boards of directors in developing and managing Y2K projects plans, assessing and testing mission-critical systems for Y2K readiness(8), validating remediation efforts and planning for contingencies.

     Year 2000 issues exist because most computer programs use only two digits to identify a year in the date field (e.g., "98" for "1998"). Bank information processing systems must be made Y2K compliant well in advance of December 31, 1999. The Guidelines and FFIEC pronouncements describe certain essential steps that insured depository institutions must take at the awareness, assessment, renovation, validation, testing and implementation phases of their efforts to achieve Y2K readiness.

     In addition, banks face risks from vendors whose programs are not Y2K compliant and must begin testing of programming changes no later than December 31, 1998. The computer programs of banks' corporate customers also may pose Y2K risks. Failure to address Y2K issues could affect a borrower's creditworthiness and may result

--------------------------
(8) An application or system is "mission-critical" if it is vital to the successful continuance of a core business activity. An application also may be mission-critical if it interfaces with a designated mission-critical system. Products of software vendors also may be mission-critical.

from the failure of the customer to properly remediate its own systems or from Y2K problems that are not addressed by the customer's suppliers and clients.

     Accordingly, the FFIEC and interagency Guidelines require senior management to provide the board of directors with quarterly or more frequent reports on efforts to reach Y2K goals both internally and by the institution's major vendors. Continued monitoring of the Y2K efforts of vendors and customers is required.

     The Guidelines specify that an insured depository institution's initial review of mission-critical systems for Y2K readiness should provide the basis for establishing priorities and deadlines and for identifying and allocating available resources. The development and adoption of a written project plan that addressees each phase of the planning process also is required.

     The banking agencies consider testing to be a critical process in achieving Y2K readiness. Failure of an insured depository institution to perform adequate testing of mission-critical systems may mask serious remediation problems, thus posing a risk to the safe and sound operation of the institution. Failure to properly identify or correct problems could further threaten the safety and soundness of the institution.

     The Guidelines and the FFIEC's statement on Y2K readiness testing of an institution's mission-critical systems set forth the following milestones which should be met by each institution:

     June 30, 1998:           Institutions should compLete the development of
                          their written testing strategies and plans.
     September 1, 1998        Institutions processing in-house and service
                          providers should have commenced testing of internal mission-critical systems, including those programmed in-house and those purchased from software vendors.
     December 31, 1998        Testing of internal mission-critical systems
                          should be substantially complete. Service providers should be ready to test with customers.
     March 31, 1999           Testing by institutions relying on service
                          providers for mission-critical systems should be substantially complete. External testing with material other third parties (customers, other financial institutions, business partners, payment system providers, etc.) should have begun.
     June 30, 1999            Testing of mission-critical systems should be
                          complete and implementation should be substantially complete.

     Additional FFIEC interagency statements cover contingency planning and steps that can be taken to establish a customer awareness program. At a minimum, financial institutions must develop remediation contingency plans that (1) outline the alternatives available if remediation efforts are not successful,
(2) consider  the  availability  of  alternative  service  providers or software vendors and (3) establish trigger dates for activating the remediation contingency plan, taking into account the time necessary to convert to alternate service providers or software vendors.

     In appropriate circumstances, a federal banking agency may require an insured depository institution that fails to comply with the Guidelines to prepare and submit an acceptable compliance plan. An insured depository institution that fails to submit an acceptable compliance plan within the time allowed or fails in any material respect to implement an accepted compliance plan will be subject to an agency order directing the institution to correct the deficiency. The Guidelines do not limit the authority of a banking agency to address unsafe or unsound practices or conditions, violations of law, or other practices, or to adopt appropriate remedies to achieve compliance with the Guidelines. Further, remedies provided by Section 39 of the FDIA allow the banking agencies to move promptly in situations where immediate supervisory action is essential for safety and soundness reasons. Actions under FDIA Section 39 and the Guidelines may be taken independently of, in conjunction with, or in addition to, other appropriate enforcement actions.

     The FDIC and state banking authorities will continue to review the efforts of all FDIC-supervised banks to achieve Y2K readiness. An institution's failure to appropriately address Y2K readiness problems may result in
supervisory actions,   including  formal  and  informal  enforcement  actions,
denials of applications filed pursuant to the FDIA, civil money penalties, and reductions in the institution's management component or composite ratings.

     For a description of the Company's Y2K readiness efforts, see Item 6, herein.

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

     The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Bank was examined for CRA compliance by its primary regulator in 1997 and received a "satisfactory" CRA Assessment Rating.

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

     The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. The Company has retroactively adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from nonowner sources. The adoption of this Statement resulted in a change in the financial statement presentation but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. In applying the "management approach" established by the Statement, management determined that since all of the commercial banking products and services of the Bank are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, the financial disclosures of this statement related to operating performance of reportable segments does not apply.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of adopting SFAS 133, however, the Company currently does not have any derivative instruments and is not involved in any hedging activities.

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

     The Bank entered into a lease for the premises which commenced on April 1, 1981, extends for a term of twenty-five years and provided for rental payments of $4,000 per month for the first ten years of the lease term. On the tenth anniversary (April 1, 1991). the monthly rental payment obligation of the Bank was raised to $10,310. As of the fifteenth anniversary (April 1, 1996) and for the five year period ending March 31, 2001, the monthly rental payment obligation of the Bank will remain at $10,310. Each fifth anniversary thereafter, the monthly rental amount is to be adjusted as negotiated by the Bank and the lessor or, if the parties are unable to agree on such adjustment, by arbitration. The lease also grants to the Bank a right of first refusal in the event of a proposed sale of the leased premises.

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

     The Bank has invested approximately $2,857,000 through December 31, 1998 in leasehold improvements and furniture, fixtures and equipment in its headquarters office, which includes 1495 and 1475 East 14th Street, San Leandro.

     The Bank's SBA and construction divisions are located in the Bank's extension office at 1500 Washington Avenue, San Leandro, California 94577. The premises consists of a one-story wood frame structure which has a floor area of 2,072 square feet. There is a parking lot adjacent to the building. The property was purchased by the Company at a cost of $196,512 in 1985, and the premises are leased from the Company by the Bank for the SBA and construction divisions at a monthly rental of $2,000. The Bank invested approximately $255,000 in leasehold improvements and furniture, fixtures and equipment in its extension office through December 31, 1998.

     The Bank's Hayward branch office is located in a modern facility at 1030 La Playa Drive, Hayward, California. The Hayward branch office consists of 4,285 square feet of interior space and includes four (4) teller stations, a night depository and an automated teller machine.

     The Bank purchased the Hayward branch premises in February, 1993 at a total cost of $700,000. The Bank invested approximately $707,000 in improvements and furniture, fixtures and equipment in its Hayward branch office through December 31, 1998.

     The Bank's San Ramon branch office is located in a modern facility at 2821 Crow Canyon Road, San Ramon, California. The San Ramon branch office consists of approximately 5,526 square feet of space and includes five teller stations, a night depository and an automated teller machine. The Bank invested approximately $352,000 in leasehold improvements and furniture, fixtures and equipment in its San Ramon office through December 31, 1998.

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

     As of March 10, 1999, there were 409 holders of record of the Company's Common Stock.


ITEM 6 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     For Management's Discussion and Analysis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Pages 17 through 23 of the Annual Report, which are incorporated herein by reference.

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

ITEM 7 -       FINANCIAL STATEMENTS

     For consolidated financial statements of the Company, see consolidated balance sheets at December 31, 1998 and 1997, and consolidated income statements, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the years ended December 31, 1998, 1997 and 1996, and notes to consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and the "Independent Auditors' Report" thereon at Pages 2 through 15 of the Annual Report, which are incorporated herein by reference.

ITEM 8 -       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

ITEM 9 -       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For information concerning directors and executive officers of the Company, see "ELECTION OF DIRECTORS OF THE COMPANY" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, there are no greater than ten-percent holders of the Company's Common Stock other than Richard M. Kahler, President and Chief Executive Officer of the Company and the Company's Employee Stock Ownership Plan.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons the Company believes that, for fiscal year 1998, the officers and directors of the Company complied with all applicable filing requirements, except that executive officer Randall D. Greenfield and director Dimitri Koroslev each failed to file on a timely basis one Report of Changes in Beneficial Ownership on Form 4 to report one transaction in securities. These transactions were subsequently reported during 1998.

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

ITEM 13 -                     EXHIBITS AND REPORTS ON FORM 8-K

(a)            FINANCIAL STATEMENTS                                                 Reference Page
               --------------------                                                 --------------
                                                                                1998 Annual Report

1.             Consolidated Financial Statements:
               ---------------------------------
               Balance Sheets at December 31, 1998 and 1997                             2

               Income Statements for the years ended December 31, 1998,
                   1997 and 1996                                                        3

               Statements of Cash Flows for the years ended December 31,
                   1998, 1997 and 1996                                                  4

               Statements of Changes in Shareholders' Equity for the years ended
                   December 31, 1998, 1997 and 1996                                     5

               Notes to Consolidated Financial Statements for the years ended
                   December 31, 1998, 1997 and 1996                                  6-15

               Independent Auditors' Report                                            15

2.             Financial Statement Schedules:
               -----------------------------

               In accordance with Regulation S-X, the financial statement schedules have been omitted because (a) they are not applicable to or required of the Company or (b) the information required is included in the consolidated financial statements or notes thereto.

EXHIBITS
--------
               See Index to Exhibits at pages 34 and 35 of this Form 10-KSB.

(b)            REPORTS ON FORM 8-K
               -------------------
               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

Date: March 17, 1999                       BAY COMMERCIAL SERVICES
                                           By: /s/Richard M. Kahler
                                           Richard M. Kahler,
                                           President and Chief Executive Officer

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Richard M. Kahler                                DATE:  March 17, 1999
---------------------
Richard M. Kahler,
President and Chief Executive Officer
(Principal Executive Officer) and Director

Randall D. Greenfield*                              DATE:  March 17, 1999
----------------------
Randall D. Greenfield,
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and
Secretary

Joshua Fong, O.D.*                                  DATE:  March 17, 1999
------------------
Joshua Fong, O.D.,
Chairman of the Board of Directors and Director

William R. Henson*                                  DATE:  March 17, 1999
------------------
William R. Henson, Director

Dimitri V. Koroslev*                                DATE:  March 17, 1999
--------------------
Dimitri V. Koroslev, Director

William E. Peluso*                                  DATE:  March 17, 1999
------------------
William E. Peluso, Director

Oswald A. Rugaard*                                  DATE:  March 17, 1999
------------------
Oswald A. Rugaard, Director

Mark A. Wilton*                                     DATE:  March 17, 1999
-----------------
Mark A. Wilton, Director

*By /s/Richard M. Kahler                            DATE:  March 17, 1999
   ---------------------
(Richard M. Kahler, as Attorney-in-Fact)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       EXHIBIT
------       -------
2            Not applicable.

3.1          Articles of Incorporation of Company, as amended to date.

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

10.3         Bay Commercial Services 1982 Amended and Restated Stock Option Plan
             (4)

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

10.9 Bay Commercial Services Adoption Agreement of Nonstandardized ss.401(k) Profit Sharing Plan and Bank of California Defined
             Contribution Master Plan and Trust Agreement.(8)

10.10        Bay Commercial Services 1994 Stock Option Plan and Form of Stock
             Option Agreements.(9)

10.11 Lease dated July 31, 1996 by and between Oak Creek Plaza Associates and Bay Bank of Commerce for premises located at 2821 Crow Canyon
             Road, San Ramon, California.(11)

10.12        Change in Control Agreement dated November 24, 1998 by and between the Company and Richard M. Kahler.
                                       34


EXHIBIT
NUMBER       EXHIBIT
------       -------

10.13 Change in Control Agreement dated November 30, 1998 by and between the Company and Randall D. Greenfield.

10.14 Change in Control Agreement dated November 30, 1998 by and between the Company and Robert A. Perantoni.

11           Not applicable.

13           Bay  Commercial  Services  1998  Annual  Report  to
             Shareholders (parts not incorporated by reference are furnished for informational purposes only and are not filed herewith).

16           Not applicable.

18           Not applicable.

21           Subsidiaries of the Company.(10)

22           Not applicable.

23           Independent Auditors' Consent.

24           Power of Attorney.

27           Financial Data Schedule.

28           Not applicable.

--------------------
(1)            Filed as Exhibits 3.4, to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1993, which are incorporated herein by this reference.

(2) Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-14 (Registration No. 2-79801), which is incorporated herein by this reference.

(3)            Filed as Exhibit 10.2 to the Company's Annual Report on
               Form 10-KSB for the fiscal year ended December 31, 1995, which is incorporated herein by this reference.

(4) Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1987. which is incorporated herein by this reference.

(5) Filed as Exhibits 10.10 and 10.12, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, which are incorporated herein by this reference.

(6)            Filed as Exhibit 10.10 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1988, which is incorporated herein by this reference.

(7) Filed as Exhibits 10. 10 and 10.11, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 which are incorporated herein by this reference.

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


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
                  ---------------------------------------------
1. Bay Commercial Services Employee Stock Ownership Plan, as amended and restated as of January 1, 1987 - Form 10-KSB for fiscal year ended December 31, 1995, Exhibit 10.2.

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