Form 10KSB/A
period 1998-12-31
BAY COMMERCIAL SERVICES
filed 1999-04-30
CIK 707854

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549 FORM 10-KSB/A

(Mark One)
[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
   OF 1934

   For the Fiscal Year Ended December 31, 1998

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

   For the transition period from ____________ to _____________

                        Commission File Number: 0-12231

                            BAY COMMERCIAL SERVICES
                 (Name of small business issuer in its charter)

           California                                          94-2760444
(State or other jurisdiction of incorporation              (IRS Employer
 or organization                                            Identification No.)

1495 East 14th Street, San Leandro, California                    94577
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $11,141,000

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 28, 1999: $15,631,715.

     State the number of shares of Common Stock outstanding as of April 28, 1999: 1,322,110

Documents Incorporated by Reference:                       Part of Form 10-KSB

1998 Annual Report to Shareholders for fiscal year         Part II, Items 5, 6,
ended December 31, 1998.                                    7 and 8

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No[X]

                                    PART III

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            The following table sets forth certain information as of April 28, 1999 with respect to the directors of the Company, as well as all directors and officers of the Company as a group. All of the shares shown in the following table are owned both of record and beneficially and the person named possesses sole voting power, except as otherwise indicated in the notes to the table.

                                                                             Shares Beneficially Owned as of
                                                                                      April 28, 1999
                                                                             -------------------------------

Directors and Nominees        Age     Positions and Offices      Director       Amount    Percent of Class
                                      Held With the Company        Since
--------------------------    ---     ---------------------      --------     ---------   ----------------
 Joshua Fong, O.D              75     Chairman of the Board        1983        67,164(1)       5.08%
                                           and Director



 William R. Henson             74            Director              1983        20,000          1.51%




 Richard M. Kahler             63         President, Chief         1983       148,029(2)      11.20%
                                       Executive Officer and
                                            Director


 Dimitri V. Koroslev           53           Director               1985        39,646(3)       2.99%




 William E. Peluso             85          Director                1986        99,044(4)       7.49%




 Oswald (Ozzie) A. Rugaard     68          Director                1987        24,207          1.83%




 Mark A. Wilton                52         Director                 1998         8,949          0.68%


All directors and officers of the Company as a group (8 in number).           463,633(5)      34.97%

----------------------
          (1) Includes 4,005 shares in an Individual Retirement Account.

          (2) Includes 2,292 shares held in Individual Retirement Accounts belonging to Mr. Kahler, 1,079 shares held in an Individual Retirement Account belonging to Mr. Kahler's wife and 26,343 shares allocated as of December 31, 1998 to Mr. Kahler's account pursuant to the Bay Commercial Services Employee Stock Ownership Plan (the "ESOP").

          (3) Includes 13,485 shares held in an Individual Retirement Account belonging to Mr. Koroslev, 3,235 shares held in an Individual Retirement Account belonging to Denise N. Koroslev, 223 shares held by Denise Koroslev, 80 shares held by Dimitri V. and Denise N. Koroslev as custodians for Heather J. and Vasily D. Koroslev, and 2,400 shares subject to exercisable options under the 1994 Stock Option Plan.

          (4) Includes 42,997 shares held in an Individual Retirement Account belonging to Mr. Peluso's wife.

          (5) Includes 46,737 shares allocated as of December 31, 1998 pursuant to the ESOP.



     The following table sets forth certain information with respect to the executive officers(1) of the Company:

                                       Positions Held With                                                Officer of the
Name                        Age        the Company and the Bank                                           Company Since
----------------------      ---        -------------------------------------
Richard M. Kahler            63        President and Chief Executive Officer                                      1983
                                       of the Company and the Bank

Randall D. Greenfield        50        Vice President, Chief Financial                                            1983
                                       Officer and Secretary of the Company;
                                       Senior Vice President, Chief Administrative
                                       Officer and Secretary of the Bank

Robert A. Perantoni          65        Senior Vice President and Senior                                           1993
                                       Loan Officer of the Bank

------------------------


          (1) As used throughout this 10KSB/A, the term "executive officer" means the president, any senior vice president in charge of a principal business unit or function, any other officer or person who performs a policy making function for the Company, and any executive officer of the Company's subsidiaries who performs policy making functions for the Company.


     Each executive officer serves on an annual basis and must be selected by the Board of Directors annually pursuant to the Bylaws of the Company or the Bank.

     The following information with respect to the principal occupation and employment of each director and executive officer, the principal business of the corporation or other organization in which such occupation and employment is carried on, and in regard to other affiliations and business experience during the past five (5) years, has been furnished to the Company by the respective directors and executive officers. Except for the Bank, none of the corporations or organizations discussed below is an affiliate of the Company.

     JOSHUA FONG, O.D. is the Chairman of the Board of Directors of the Company and a retired optometrist. Dr. Fong is a member of the Personnel Relations Board of the City of San Leandro. He was a partner in the Castro Valley Optometry Group from 1989 to 1998. Dr. Fong has been a Director of the San Leandro Chamber of Commerce, a trustee of Humana Hospital of San Leandro and of the Oakland Chinese Presbyterian Church. Dr. Fong has been the President of the San Leandro Breakfast Club, Kiwanis Club of East Oakland and the Wa-Sung Service Club. Dr. Fong is one of the founders of the New Life Christian Fellowship American Baptist Church in Castro Valley.

     RANDALL D. GREENFIELD is Vice President, Chief Financial Officer and Secretary of the Company and Senior Vice President, Chief Administrative Officer and Secretary of the Bank. Prior to joining the Bank in 1981, he served as Cashier-Treasurer of Centennial Bank in Hayward, California after joining that Bank as Controller in 1977. Mr. Greenfield worked with the First State Bank of Northern California in San Leandro in 1974 and 1975 in Bank Operations and as the Assistant Auditor. Mr. Greenfield is a graduate of the University of Washington in Seattle. He is a past Director and Treasurer of the San Leandro Boys and Girls Club and past President of the Golden Gate Chapter of the Bank Administration Institute.

     WILLIAM R. HENSON is and has been since 1963 the President of Superior Home Loans, a California loan brokerage firm, and of Superior Financial Services, a personal property brokerage firm. Mr. Henson is a former Director and past President of the Southern Alameda County Board of Realtors, a past Director of the California Association of Realtors and a past President of the California Independent Mortgage Brokers Association.

     RICHARD M. KAHLER is the President and Chief Executive Officer of the Company and the Bank. Previously, Mr. Kahler served as President and Chief Executive Officer of Centennial Bank from 1976 to 1979, when he left to organize Bay Bank of Commerce. Prior to 1976, Mr. Kahler was a Regional Vice President of Camino California Bank in San Francisco, and a Vice President in Lloyds Bank-Commercial Division, in charge of Southern Alameda County. He is a member of the San Leandro Chamber of Commerce and has served as President of the Pinole Chamber and as a Director of the Hayward and Castro Valley Chambers. He has also been a Vice President of the Fruitvale and Pinole Lions Clubs.

     DIMITRI V. KOROSLEV is Chairman of the Board of Directors of the Bank. He has engaged in asset based lending since 1971. Mr. Koroslev is President and director of Bay Business Credit, an asset based lender in Walnut Creek. From 1982 until 1988 Mr. Koroslev served as Senior Vice President/Manager of Commonwealth Financial Corporation, an asset based lender in Walnut Creek, California. From 1980 to 1982, he was Vice President/Manager of Foothill Capital Corp., an asset based lender.

     WILLIAM E. PELUSO is an East Bay restaurant consultant who has owned numerous establishments since 1946. In 1965 he developed the Blue Dolphin restaurant at the San Leandro Marina, as part of the San Leandro Shoreline redevelopment project. The Blue Dolphin and the San Leandro Marina became a focal point of community activity. The Blue Dolphin closed in 1998. Mr. Peluso is past President of the Shoreline Business Association (1965-73) and the Southern Alameda County Restaurant Association (1975-83). He is a Director of the San Leandro Boys Club and has served as a Director of the San Leandro Chamber of Commerce. Mr. Peluso currently serves on the Oakland Coliseum Task Force. He is a member of the Elks and the Native Sons of California.

     ROBERT A. PERANTONI is the Senior Vice President and Senior Lending Officer of the Bank. Previously, Mr. Perantoni was a Vice President at Sanwa Bank, from 1963 to 1993.

     OSWALD (OZZIE) A. RUGAARD is an independent sales consultant since 1995 and serves in such capacity for Bay Airgas. He also serves on the Welding Advisory Board of Chabot College, Las Positas College, and Hayward Area Eden ROP. He was a Sales Manager for Middleton Bay Airgas in 1994 and was the President and Sales Manager of Middleton Welder's Supply Company in San Leandro from 1948 to 1993. He was President of the San Leandro Chamber of Commerce in 1984, President of San Leandro Manufacturer's Association in 1970 and 1976, past Director of San Leandro Rotary Club, a trustee of Humana Hospital of San Leandro and past President of the Independent Welder's Association.

     MARK A. WILTON is the owner of MarWil Investments. He has been involved in HUD negotiations and the building of HUD properties since 1976. He was the president of Marlind Inc. from 1979 to 1986. Marlind Inc. is a builder of homes and condominiums.

     No director or executive officer of the Company has any family relationship with any other director or executive officer of the Company.

     No director of the Company is a director of any other company with a class of securities registered pursuant to section 12 or subject to the requirements of section 15(d) of the Securities Exchange Act of 1934, as amended, or of any company registered as an investment company under the Investment Company Act of 1940, as amended.

Committees of the Board of Directors
------------------------------------

     The Board of Directors of the Company has established a standing Audit Committee, with Dimitri V. Koroslev as Chairman, Joshua Fong, Oswald Rugaard, William R. Henson and William E. Peluso as members.

     The Audit Committee met once during 1998. The functions of the Audit Committee are: (1) to recommend the appointment of and to oversee a firm of independent certified public accountants whose duty is to audit the books and records of the Company and the Bank for the fiscal year for which they are appointed; (2) to monitor and recommend accounting policies to the Boards of Directors; (3) to monitor and analyze the results of internal and regulatory examinations; (4) to monitor the Company's and the Bank's financial and accounting procedures and financial reporting; and (5) to assure compliance with applicable legal and regulatory requirements with respect to audit committee functions, internal controls, management and auditor reporting.

     The Company does not have a nominating or compensation committee. The Board of Directors of the Company performs the functions of these committees.


     The Board of Directors of the Company met eighteen (18) times during 1998. All directors of the Company attended at least 75% of the meetings of the Board of Directors and the meetings of committees on which each director served.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for fiscal year 1998, the officers and directors of the Company complied with all applicable filing requirements, except that executive officer Randall D. Greenfield and director Dimitri Koroslev each failed to file on a timely basis one Report of Changes in Beneficial Ownership on Form 4 to report one transaction in securities. These transactions were subsequently reported during 1998.


ITEM 10-                EXECUTIVE COMPENSATION


Summary of Compensation
-----------------------
     The following table sets forth a summary of the compensation paid during the Company's past three fiscal years for services rendered in all capacities to Richard M. Kahler, President and Chief Executive Officer of the Company, Randall
D. Greenfield, Vice President and Chief Financial Officer of the Company and Robert A. Perantoni, Senior Vice President and Senior Lending Officer of the Bank, the only executive officers of the Company whose annual base compensation and bonus exceeded $100,000 during the Company's 1998 fiscal year.

                                         Summary Compensation Table
---------------------------------------------------------------------------------------------------------------------
                                                       Annual compensation
                                                  --------------------------------

 Name and principal position ...           Year   Salary($)  Bonus($)  Other annual      Long term         All other
                                                                      compensation     compensation     compensation
                                                                         ($)(1)      Awards/Securities       ($)
                                                                                        Underlying
                                                                                        Options (#)
---------------------------------------------------------------------------------------------------------------------
  Richard M. Kahler,                      1998   $167,045   $ 71,462     $2,232            0              $39,146(2)
  President and CEO                       1997   $167,045   $ 62,425     $2,270            0              $46,663
                                          1996   $152,295   $ 63,915     $1,141            0              $40,915

  Randall D. Greenfield,                  1998   $109,600   $ 35,731     $7,768            0              $10,825(3)
  Vice President and CFO                  1997   $104,600   $ 31,212     $7,421            0              $16,085
                                          1996   $ 95,430   $ 31,958     $6,600            0              $17,425


   Robert A. Perantoni,                   1998   $110,250   $ 35,731     $7,086            0              $ 8,949(4)
 Senior Vice President and                1997   $105,000   $ 31,212     $7,256            0              $11,960
  Senior Lending Officer                  1996   $ 99,250   $ 31,958     $5,480            0              $ 8,178

--------------------------------

               (1) Consisting of the dollar value of the use of a Company automobile or paid auto allowance.

               (2) Includes (for 1998) the cash value of shares allocated to Mr. Kahler's account in the ESOP ($9,347), $5,000 contributed by the Company to Mr. Kahler's account in the Company's 401(k) Plan, $21,200 in directors' fees paid by the Bank and the Company and $3,599 in term life insurance payments made by the Company on behalf of Mr. Kahler.

               (3) Includes (for 1998) the cash value of shares allocated to Mr. Greenfield's account in the ESOP ($6,929), $3,520 contributed by the Company to Mr. Greenfield's account in the Company's 401(k) Plan and $376 in life insurance premium payments made by the Company on behalf of Mr. Greenfield.

               (4) Includes (for 1998) the cash value of shares allocated to Mr. Perantoni's account in the ESOP ($3,783), $3,537 contributed by the Company to Mr. Perantoni's account in the Company's 401(k) Plan and $1,629 in life insurance premium payments made by the Company on behalf of Mr. Perantoni.

Option Grants and Exercises
---------------------------

     Stock Option Grants
     -------------------
     The Company has established the 1994 Stock Option Plan, which was approved by the Company's shareholders at the 1994 Annual Meeting of Shareholders. No grants of options were made to the executive officers or the employees of the Company and the Bank during fiscal year 1998.

     Stock Option Exercises
     ----------------------

     No stock options outstanding under the 1982 Stock Option Plan or the 1994 Stock Option Plan were exercised by any executive officer of the Company during the Company's 1998 fiscal year. On January 14, 1999, Mr. Perantoni exercised an option to purchase 15,000 shares of Common Stock. On April 28, 1999, Mr. Kahler exercised an option to purchase 94,500 shares and Mr. Greenfield exercised an option to purchase 18,675 shares of the Common Stock.

     The following table shows the value at December 31, 1998 of unexercised options held by the named executive officers of the Company under the 1982 Stock Option Plan and the 1994 Stock Option Plan:


         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

----------------------------------------------------------------------------------------------------------------
                                                                           Number of
                                                                           securities              Value of
                                                                           underlying         unexercised in-the-
                                                                       unexercised options      money options at
                                                                        at fiscal year-end      fiscal year-end
                                                                              (#)                    ($)
                 Name               Shares acquired on  Value Realized    Exercisable/           Exercisable/
                                        exercise (#)          ($)        unexercisable         unexercisable(1)
----------------------------------------------------------------------------------------------------------------
            Richard M. Kahler             -0-                  -0-             94,500/0(2)        $720,563/$0

            Randall D. Greenfield         -0-                  -0-           19,735/265(2)    $151,672/$2,319

            Robert A. Perantoni           -0-                  -0-             15,000/0(2)        $131,250/$0

------------------------------
               (1) Based on a bid price per share at December 31, 1998 of $13.00.

               (2) On January 14, 1999, Mr. Perantoni exercised his option to purchase 15,000 shares of Common Stock. On April 28, 1999, Mr. Kahler exercised his option to purchase 94,500 shares and Mr. Greenfield exercised his option to purchase 18,675 shares of the Common Stock.


Director Compensation
---------------------
     During the 1998 fiscal year, directors of the Bank were paid an annual retainer of $20,000, while directors of the Company were paid an annual retainer of $1,200 for service as a director. Dr. Fong also received a community liaison fee of $275 per month. Accordingly, aggregate directors' fees in the amount of $10,000 and $135,700 were paid by the Company and the Bank, respectively, during 1998.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

     As of the April 28, 1999, no person or group known to the Company owned beneficially more than five percent (5%) of the outstanding shares of its Common Stock except as described below.


Name and Address of        Amount and Nature of     Percentage of Outstanding
Beneficial Owner           Beneficial Ownership     Shares Beneficially Owned
-----------------------------------------------------------------------------
Joshua Fong, O.D.                67,164(1)               5.62%(1)
1495 E. 14th Street
San Leandro, CA 94577

Patrick Hopper                   81,000(2)               6.78%
350 East Desert Inn Road
Las Vegas, NV 89109

Name and Address of         Amount and Nature of    Percentage of Outstanding
Beneficial Owner            Beneficial Ownership    Shares Beneficially Owned
-----------------------------------------------------------------------------
 Richard M. Kahler              148,029(3)               12.39%(3)
 1495 East 14th Street
 San Leandro, CA 94577

 William E. Peluso               99,044(4)                8.29%(4)
 1495 E. 14th Street
 San Leandro, CA 94577

 Bay Commercial Services        155,096(5)               12.98%(5)
 Employee Stock Ownership Plan

 ---------------------------
                    (1) See note (1) to beneficial ownership of management table at Item 9, above.

                    (2) Based on information available to the Company and not independently confirmed by the shareholder.

                    (3) See note (3) to beneficial ownership of management table at Item 9, above.

                    (4) See note (5) to beneficial ownership of management table at Item 9, above.

                    (5) Shares allocated to a participant's account in the ESOP are voted by the participant. The ESOP Administrative Committee is authorized pursuant to the ESOP to vote any unallocated shares of Company Common Stock held by the ESOP. The ESOP Administrative Committee is composed of Mr. Kahler, President and Chief Executive Officer of the Bank, Dimitri
                    V. Koroslev, Chairman of the Board of the Bank, and a non-officer employee of the Bank. As of December 31, 1998, there were no unallocated shares of Company Common Stock held by the ESOP.

Ownership  of  Management
-----------------------
     Information concerning ownership of the Bank's Common Stock by directors and officers of the Bank is set forth in Item 9.


ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

     There have been no material transactions since January 1, 1998, nor are there any currently proposed transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, five-percent shareholder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

Indebtedness of Management
--------------------------

     Some of the directors and executive officers of the Company and members of their immediate families and the companies with which they have been associated have been customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business since January 1, 1998, and the Bank expects to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank, did not involve more than the normal risk of collectability or present other unfavorable features.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: April 29, 1999                  BAY COMMERCIAL SERVICES

                                           By:/s/ R. M. Kahler
                                           Richard M. Kahler,
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ R. M. Kahler                                    DATE:  April 29, 1999
     ----------------------------------------------
     Richard M. Kahler,
     President and Chief Executive Officer
      (Principal Executive Officer) and Director


     /s/ R. D. Greenfield                                DATE:  April 29, 1999
     ----------------------------------------------
     Randall D. Greenfield,
     Chief Financial Officer (Principal Financial
     Officer and Principal Accounting Officer)
     and Secretary


     Joshua Fong, O.D.*                                  DATE:  April 29, 1999
     ----------------------------------------------
     Joshua Fong, O.D.,
     Chairman of the Board of Directors and Director


     William R. Henson*                                  DATE:  April 29, 1999
     ----------------------------------------------
     William R. Henson, Director


     Dimitri V. Koroslev*                                DATE:  April 29, 1999
     ----------------------------------------------
     Dimitri V. Koroslev, Director


     William E. Peluso*                                  DATE:  April 29, 1999
     ----------------------------------------------
     William E. Peluso, Director


     Oswald A. Rugaard*                                  DATE:  April 29, 1999
     ----------------------------------------------
     Oswald A. Rugaard, Director


     Mark A. Wilton*                                     DATE:  April 29, 1999
     ----------------------------------------------
     Mark A. Wilton, Director

*By /s/ R. M. Kahler                                     DATE:  April 29, 1999
    --------------------------------------------------
(Richard M. Kahler, as Attorney-in-Fact)

                                INDEX TO EXHIBITS



Exhibit
Number                  Exhibit

23                      Independent Auditors' Consent