Form 10QSB
period 1999-03-31
BAY COMMERCIAL SERVICES
filed 1999-05-14
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
(Mark One)
[X]                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Class                                              Outstanding at April 30, 1999

Common stock, no par value                                      1,322,110 shares


Transitional Small Business Disclosure Format

YES              NO __X_


This report contains a total of 29 pages.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     MARCH 31,  DECEMBER 31,
                                                                         1999          1998
     (DOLLARS IN THOUSANDS):                                       (UNAUDITED)
     ----------------------------------------------------------------------------------------

     Cash and due from banks                                         $  8,262       $  9,077
     Federal funds sold and reverse repurchase agreements               5,000           ---
     ----------------------------------------------------------------------------------------
       Cash and cash equivalents                                       13,262          9,077
     ----------------------------------------------------------------------------------------
     Securities available for sale, stated at fair value
       (amortized cost of $27,669 for 1999; $31,969 for 1998)          27,589         32,033
     Securities held to maturity (fair values of $7,669 for 1999;
        $7,748 for 1998)                                                7,483          7,509
     Federal Home Loan Bank stock                                         364            359
     Loans held for sale                                                  661            939
     Loans held for investment                                         94,288         92,190
       Allowance for loan losses                                       (1,020)          (980)
     ----------------------------------------------------------------------------------------
       Net loans                                                       93,929         92,149
     ----------------------------------------------------------------------------------------
     Premises and equipment, net                                        1,905          1,949
     Interest and fees receivable                                         630            635
     Other assets                                                         760            491
     ----------------------------------------------------------------------------------------
       TOTAL ASSETS                                                  $145,922       $144,202
     ========================================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
       Noninterest-bearing demand                                    $ 38,163       $ 33,904
       Savings and interest-bearing demand                             42,328         37,571
       Time                                                            30,404         30,309
       Certificates of deposit, $100 and over                          22,256         21,611
     ----------------------------------------------------------------------------------------
       Total deposits                                                 133,151        123,395
     ----------------------------------------------------------------------------------------
     Securities sold under agreements to repurchase                       100          1,344
     Other short-term borrowing                                           ---          7,000
     Interest payable and other liabilities                               714          1,068
     ----------------------------------------------------------------------------------------
       Total liabilities                                              133,965        132,807
     ----------------------------------------------------------------------------------------
     Commitments and contingent liabilities                               ---            ---

     Shareholders' equity:
       Common stock - no par value: authorized 20,000,000 shares;
        issued and outstanding 1,194,435 in 1999; 1,080,670 in 1998     4,121          3,622
       Retained earnings                                                7,885          7,734
       Accumulated other comprehensive income (loss), net of tax          (49)            39
     ----------------------------------------------------------------------------------------
       Total shareholders' equity                                      11,957         11,395
     ----------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $145,922       $144,202
     ========================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                      MARCH 31,
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):           1999       1998
     ----------------------------------------------------------------------------
     Interest income:

       Loans, including fees                                   $2,118     $1,935
       Federal funds sold and reverse repurchase agreements        26         55
       Securities:
         Taxable                                                  380        279
         Tax exempt                                                77         60
     ----------------------------------------------------------------------------
           Total interest income                                2,601      2,329
     ----------------------------------------------------------------------------
     Interest expense:
       Deposits:
         Savings and interest-bearing demand                      275        204
         Time                                                     342        386
         Certificates of deposit, $100 and over                   249        184
       Other borrowed funds                                        17         18
     ----------------------------------------------------------------------------
           Total interest expense                                 883        792
     ----------------------------------------------------------------------------
           Net interest income                                  1,718      1,537
     Provision for loan losses                                     41         10
     ----------------------------------------------------------------------------
           Net interest income after
             provision for loan losses                          1,677      1,527
     ----------------------------------------------------------------------------
     Noninterest income:
       Bankcard income                                            108         96
       Service charges and fees                                    78         68
       Gain on sale of loans                                       24         33
       Loan servicing                                              22         24
       Other                                                       10         27
     ----------------------------------------------------------------------------
           Total noninterest income                               242        248
     ----------------------------------------------------------------------------
     Noninterest expenses:
       Salaries and employee benefits                             828        793
       Occupancy                                                  174        170
       Data processing                                            100         85
       Bankcard processing expense                                 89         79
       Professional services                                       50         28
       Other                                                      242        232
     ----------------------------------------------------------------------------
           Total noninterest expenses                           1,483      1,387
     ----------------------------------------------------------------------------
           Income before income tax expense                       436        388
     Income tax expense                                           152        134
     ----------------------------------------------------------------------------
           NET INCOME                                           $ 284      $ 254
     ============================================================================
           NET INCOME PER COMMON SHARE - BASIC                  $0.24      $0.24
           Weighted average common shares - basic           1,182,427  1,079,653
           NET INCOME PER COMMON SHARE - DILUTED                $0.22      $0.20
           Weighted average common shares - diluted         1,292,516  1,279,707
     ============================================================================
     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          BAY COMMERCIAL SERVICES AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
(DOLLARS IN THOUSANDS):                                                1999       1998
---------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $  284     $  254
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                   (124)        (4)
       Provision for loan losses                                         41         10
       Unamortized deferred loan fees, net                               (7)       (62)
       Originations of SBA loans held for sale                         (458)      (158)
       Proceeds from the sale of SBA loans held for sale                622        734
       Change in interest and fees receivable and other assets          (52)       (48)
       Change in interest payable and other liabilities                (159)       (37)
----------------------------------------------------------------------------------------
     Net cash provided by operating activities                          147        689
---------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale         40,920     17,244
   Proceeds from maturities of securities held to maturity               30         71
   Purchase of securities available for sale                        (36,433)    (3,975)
   Purchase of securities held to maturity                              ---       (144)
   Purchase of Federal Home Loan Bank stock                              (5)        ---
   Net change in loans                                               (1,984)    (6,113)
   Purchases of premises and equipment                                  (23)       (24)
----------------------------------------------------------------------------------------
     Net cash provided by investing activities                        2,505      7,059
---------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits                                             9,756     10,167
   Net change in securities sold under agreements to repurchase      (1,244)       (98)
   Net change in other short-term borrowing                          (7,000)    (2,500)
   Exercise of stock options                                            499          9
   Cash dividends paid                                                 (478)      (324)
----------------------------------------------------------------------------------------
     Net cash provided by financing activities                        1,533      7,254
---------------------------------------------------------------------------------------
     Net change in cash and cash equivalents                          4,185     15,002
Cash and cash equivalents at beginning of period                      9,077      7,548
---------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 13,262   $ 22,550
=======================================================================================
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Interest                                                        $864        $676
      Income taxes                                                      76         ---
   Noncash investing and financing activities during the period:
      Tax benefit from exercise of nonqualified stock options         $345         ---

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                 AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 AND
                  FOR THE MONTHS ENDED MARCH 31, 1999 AND 1998

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at March 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for a full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on SEC Form 10KSB for the year ended December 31, 1998.

2) Net income per common share - basic for the three month periods ended March 31, 1999 and 1998 was computed by dividing net income by the weighted average number of outstanding common shares. Net income per common share - diluted for the three month periods ended March 31, 1999 and 1998 is computed by dividing net income by the weighted average number of outstanding common shares including the dilutive effect of stock options. The weighted average number of outstanding common shares for the three month periods ended March 31, 1999 and 1998 was 1,182,427 and 1,079,653, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the three months periods ended March 31, 1999 and 1998 was 1,292,516 and 1,279,707, respectively.

3) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 35% for the three month periods ended March 31, 1999 and 1998.

4) Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was $196,000 and $268,000 for the three months ended March 31, 1999 and 1998, respectively.

5) Subsequent Event. On April 30, 1999, the Company entered into an Agreement and Plan of Reorganization ("Agreement") with Greater Bay Bancorp ("GBB"). Under the terms of the Agreement, GBB will acquire all the outstanding common stock of the Company in exchange for 0.7134 shares of GBB common stock for each share of common stock of the Company, subject to adjustment as provided in the Agreement. The merger, which is expected to close in the third quarter of 1999, is subject to the approval of the Company's shareholders, various regulatory agencies and certain other conditions.

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

                     The Table Below Illustrates Changes in
 Major Categories of the Average Balance Sheets and Statements of Income and in
                     Certain Performance Ratios (Unaudited)

                                                         THREE MONTHS ENDED       INCREASE
                                                                MARCH 31,        (DECREASE)
(DOLLARS IN THOUSANDS):                                      1999      1998       $      %
---------------------------------------------------------------------------------------------
Average Balances:
  Assets (1)                                             $139,119  $114,300   $24,819   21.7 %
  Securities - taxable (1)                                 27,852    18,359     9,493   51.7
  Securities - tax exempt                                   6,125     4,671     1,454   31.1
  Federal funds sold and reverse repurchase agreements      2,203     4,013    (1,810) (45.1)
  Total loans                                              92,967    77,355    15,612   20.2
  Nonaccrual loans                                             29       433      (404) (93.3)
  Deposits                                                124,876   101,547    23,329   23.0
  Shareholders' equity (1)                                 11,683    10,340     1,343   13.0

  Interest-earning assets (1)                             129,118   103,965    25,153   24.2
  Interest-bearing liabilities                             91,349    74,057    17,292   23.3

Income Statements:
  Interest income (2)                                      $2,637    $2,357      $280   11.9 %
  Interest expense                                            883       792        91   11.5
---------------------------------------------------------------------------------------------
    Net interest income (2)                                 1,754     1,565       189   12.1
  Taxable equivalent adjustment                                36        28         8   28.6
---------------------------------------------------------------------------------------------
    Net interest income                                     1,718     1,537       181   11.8
  Provision for loan losses                                    41        10        31  310.0
---------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                       1,677     1,527       150    9.8
---------------------------------------------------------------------------------------------
  Noninterest income                                          242       248        (6)  (2.4)
  Noninterest expenses                                      1,483     1,387        96    6.9
  Income tax expense                                          152       134        18   13.4
---------------------------------------------------------------------------------------------
    NET INCOME                                               $284      $254      $ 30   11.8 %
=============================================================================================

Performance Ratios: (3)                                                          Change
                                                                                 ------
  Yield on average interest-earning assets                  8.17%     9.09%      (0.92)%
  Yield on average interest-earning assets (2)              8.28%     9.19%      (0.91)%
  Interest rate on average interest-bearing
      liabilities                                           3.92%     4.34%      (0.42)%
  Interest expense as a percent of average
      interest-earning assets                               2.77%     3.09%      (0.32)%

  Net yield on average interest-earning assets              5.40%     6.00%      (0.60)%
  Net yield on average interest-earning assets (2)          5.51%     6.10%      (0.59)%

(1) Before unrealized gain or loss on securities  available for sale
(2) Federal taxable equivalent basis.
(3) Ratios have been annualized and are not necessarily indicative of results that may be expected for a full year.

                                                                         -19-
                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

OVERVIEW

Certain matters discussed in this Management's Discussion and Analysis are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment which could reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality;
(4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of Bay Commercial Services (the "Company") and Bay Bank of Commerce (the "Bank").

Net income of the Company was $284,000 for the first quarter of 1999 compared to $254,000 for the first quarter of 1998. Net income per common share - basic was $0.24 for the first quarter of 1999 and 1998. Net income per common share - diluted was $0.22 and $0.20 for the first quarter of 1999 and 1998, respectively.

The $30,000 or 12% growth in net income for the first quarter of 1999 compared to the first quarter of 1998 reflected higher net interest income for the 1999 quarter, which was partially offset by increases in noninterest expenses, income tax expense and the provision for loan losses as well as reduced noninterest income compared to the 1998 quarter. Net interest income for the 1999 quarter increased $181,000 or 12% compared to the 1998 quarter due to strong growth in average interest-earning assets which more than offset a drop in the net yield on average interest-earning assets. A $96,000 or 7% increase in noninterest expenses in the 1999 quarter largely reflected higher salaries and employee expenses and increased consulting expenses related to Year 2000 compliance. Income tax expense increased $18,000 or 13% and the provision for loan losses increased $31,000 or 310% in the 1999 quarter. Noninterest income declined $6,000 or 2% in the 1999 quarter as increases in bankcard income and services charges and fees were more than offset by decreases in gain on sale of loans guaranteed by the Small Business Administration ("SBA loans") and other noninterest income.

Total assets were $145,922,000 at March 31, 1999, representing a $1,720,000 or 1% increase from December 31, 1998. Total deposits of $133,151,000 at March 31, 1999 grew $9,756,000 or 8% from year-end 1998 while securities sold under agreements to repurchase declined $1,244,000 or 93% and other short-term borrowing decreased $7,000,000 or 100%. Funds from the deposit growth net of the reductions in repurchase agreements and short-term borrowing combined with the $4,470,000 received in cash as securities matured during the quarter were principally invested in federal funds sold and repurchase agreements and in loans. Cash and cash equivalents increased $4,185,000 or 46% and loans increased $1,820,000 or 2% during the first quarter of 1999.

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

Net interest income of $1,718,000 for the first quarter of 1999 increased $181,000 or 12% compared to the first quarter of 1998. The increase reflected a $25,153,000 or 24% growth in average interest-earning assets. The net yield on average earning assets declined to 5.40% for the 1999 quarter from 6.00% for the 1998 quarter.

The increase in average interest-earning assets between the 1999 and 1998 quarters was principally due to growth of $16,016,000 or 21% in average earning loans and $10,947,000 or 48% in average total securities. The average yield on interest-earning assets for the first quarter of 1999 declined to 8.17% compared to 9.09% for the 1998 quarter reflecting the lower level of money market and lending rates in the first quarter of 1999 compared to the first quarter of 1998 as well as an increase in the percentage of the earning asset portfolio invested in lower yielding short-term securities. The average yield on earning loans for the 1999 quarter declined to 9.24% from 10.20% for the 1998 quarter and the ratio of loans to interest-earning assets for the 1999 quarter dropped to 72% from 74% for the 1998 quarter.

Average interest-bearing liabilities increased $17,292,000 or 23% between the 1999 and 1998 quarters. The average rate paid for interest-bearing liabilities declined to 3.92% for the 1999 quarter compared to 4.34% for the 1998 quarter, reflecting a decrease in overall money market and deposit rates between the quarters and a shift in the deposit portfolio. The ratio of time deposits to average total interest-bearing liabilities fell to 56% for the 1999 quarter compared to 59% for the 1998 quarter.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more assets than liabilities reprice in a given period (an asset sensitive position), interest rate changes will have a greater effect on earning assets. If interest rates decline, an asset sensitive position could adversely affect net interest income. Alternatively, when more liabilities than assets reprice in a given period (a liability sensitive position) a decline in interest rates could benefit net interest income. The results would reverse if interest rates were to increase.

The following table presents the Company's interest rate sensitivity gap position at March 31, 1999. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                  INTEREST SENSITIVITY PERIOD
                                               3        OVER     OVER 1
AS OF MARCH 31, 1999:                        MONTHS   3 MONTHS   YEAR TO    OVER 5
(DOLLARS IN THOUSANDS)                      OR LESS  TO 1 YEAR   5 YEARS     YEARS     TOTAL
------------------------------------------------------------------------- -------------------
Interest rate sensitive assets:
  Loans (excluding nonaccrual and
     deferred fees)                         $59,060    $ 7,395   $14,155   $14,829   $95,439
  Securities (before unrealized
    loss on securities available for sale)   16,265        665    10,849     7,373    35,152
  Federal funds sold and reverse
    repurchase agreements                     5,000        ---       ---       ---     5,000
------------------------------------------------------------------------- -------------------
    Total                                    80,325      8,060    25,004    22,202   135,591
------------------------------------------------------------------------- -------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts      35,016        ---       ---       ---    35,016
  Savings deposits                            7,312        ---       ---       ---     7,312
  Time deposits, $100 and over               27,816      4,712     1,137       ---    33,665
  Other time deposits                        12,213      5,512     1,269         1    18,995
  Other borrowed funds                          100        ---       ---       ---       100
------------------------------------------------------------------------- -------------------
    Total                                    82,457     10,224     2,406         1    95,088
------------------------------------------------------------------------- -------------------
Interest rate sensitivity gap                (2,132)    (2,164)   22,598    22,201   $40,503
------------------------------------------------------------------------- -------------------
Cumulative interest rate
  sensitivity gap                           $(2,132)   $(4,296)  $18,302   $40,503
------------------------------------------------------------------------- -------------------
Cumulative interest rate
 sensitivity gap to total assets              (1.5)%     (3.0)%    12.5%     27.8%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at March 31, 1999, indicates that the Company, on a cumulative gap basis, is liability sensitive in the periods "3 months or less" and "Over 3 months to 1 year" and asset sensitive over the remaining time periods.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The Bank provides for possible loan losses by a charge to operating income based upon the composition of the loan portfolio, past loan loss experience, current economic conditions and other factors which, in management's judgment, deserve recognition in estimating loan losses. Management will charge off loans when it determines there has been a permanent impairment of the related carrying values.

The allowance for loan losses is reviewed by management monthly and approved by the Board of Directors at least quarterly. Management attributes general reserves to different types of loans using percentages which are based upon perceived risk associated with the portfolio and underlying collateral, historical loss experience, and vulnerability to changing economic conditions which may affect the collectibility of the loans. Specific allowances are allocated for impaired loans, for loans which have experienced a decline in internal loan grading, and when management believes additional loss exposure exists. Although the allowance for loan losses is allocated to various portfolio segments, it is general in nature and is available for the loan portfolio in its entirety. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The Senior Loan Officer assesses the loan portfolio monthly to determine which loans are specifically identifiable problem credits in order to update the Bank's internal watch list, which tracks all such credits. The Bank's internal Loan Review Examiner grades all new commercial loans and all credits where the total liability equals or exceeds certain thresholds established by management. If either the Senior Loan Officer or the Loan Review Examiner identifies a serious deficiency, the loan is placed on the next quarterly watch list. Management provides a specific reserve allowance for the effects of the problem applicable to each watchlisted credit. When management identifies a generalized risk not evidenced by a specially identifiable loan or portfolio segment as of the evaluation date, management's evaluation of the probable loss exposure concerning this condition will be provided for by adjusting the level of general reserve for this exposure.

The provision for loan losses reflects an amount necessary to adjust the allowance for loan losses to a level which, in management's opinion, is adequate to absorb potential credit losses inherent in loans, outstanding loan commitments and standby letters of credit. As of March 31, 1999, the allowance for loan losses was $1,020,000 compared to $980,000 at December 31, 1998. The increased allowance is a result of the $41,000 provision for loan losses. The provision for loan losses was $10,000 in the first quarter of 1998. Although nonperforming loans dropped slightly from March 31, 1998, additional credit risk inherent in the strong loan growth was reflected in the provision. The ratio of the allowance for loan losses to total loans was 1.1% at March 31, 1999 and at December 31, 1998. Based upon information currently available, management believes that the allowance for loan losses at March 31, 1999, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

At March 31, 1999 and December 31, 1998, the Bank also held California Capital Access Program ("CalCAP") deposits of $208,000 and $203,000, respectively, which CalCAP has pledged to offset any losses on any loans in the Bank's CalCAP portfolio. The Bank had a total of $1,486,000 and $1,584,000 in CalCAP loans as of March 31, 1999 and December 31, 1998, respectively. CalCAP is a program authorized by the California Legislature to encourage California financial institutions to make loans to small businesses whose operations affect the state's environment and which may not meet the normal underwriting standards of the financial institution.

Information on nonperforming loans for the quarters ended March 31, 1999 and 1998 and the year ended December 31, 1998 is summarized in the following table.

                                                          MARCH 31,  DECEMBER 31,   MARCH 31,
(DOLLARS IN THOUSANDS)                                        1999          1998        1998
---------------------------------------------------------------------------------------------
Net loan charge-offs                                           $(1)        $(154)       $(5)

Ratio of net loan charge-offs to average loans                 ---          (0.2)%      ---

Nonperforming loans:
  Nonaccrual                                                  $ 27          $ 30     $  395
  Accruing loans past due 90 days or more                                    ---        299
  Restructured                                                 469           469        469
--------------------------------------------------------------------------------------------
   Total nonperforming loans                                  $496          $499     $1,163
--------------------------------------------------------------------------------------------

Ratio of nonperforming loans to total loans                    0.5%          0.5%       1.5%
Ratio of allowance for loan losses to nonperforming loans    205.6%        196.4%        86%

The nonaccrual balance represents one loan which is guaranteed by the Small Business Administration. The restructured balance represents one loan which is paying as agreed according to the terms of the renegotiated loan agreement.

NONINTEREST INCOME
Comparing the first quarters of 1999 and 1998, noninterest income was nearly unchanged. Reductions of $17,000 or 63% in other noninterest income, $9,000 or 27% in gain on sale of SBA loans and $2,000 or 8% in loan servicing income were slightly in excess of increases of $12,000 or 13% in bankcard income and $10,000 or 15% in servicing charges and fees. The increases in bankcard income and servicing charges and fees reflected increased merchant activity and deposit growth. The decline in other noninterest income was attributable to the recovery during the 1998 quarter of income and expenses related to previously charged-off or paid-off loans, which was not repeated in the first quarter of 1999.

NONINTEREST EXPENSES
Total noninterest expenses of $1,483,000 for the first quarter of 1999 increased $96,000 or 7% compared to the first quarter of 1998. Salaries and employee benefits rose $35,000 or 4%, principally due to salary increases and higher bonuses associated with loan growth. Professional services expense for the first quarter of 1999 were $22,000 or 79% above the 1998 quarter, reflecting increased accounting firm fees and legal services expense. Data processing expense increased $15,000 or 18% principally due to asset growth and costs associated with Year 2000 remediation.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $152,000 for the first quarter of 1999 compared to $134,000 for the first quarter of 1998. The $18,000 or 13% increase in income tax expense reflected higher taxable income for the 1999 quarter. The effective income tax rate was 35% for both the 1999 and 1998 quarters.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS, INVESTMENTS AND LOANS
Cash and cash equivalents of $13,262,000 at March 31, 1999 increased $4,185,000 or 46% from year-end 1998, reflecting both the deposit growth and a $4,470,000 or 11% decline in securities outstanding as of March 31, 1999. Total loans of $94,949,000 at March 31, 1999 increased $1,820,000 or 2% from December 31, 1998.

DEPOSITS AND OTHER BORROWED FUNDS
Reflecting a continuation of the Bank's strong growth trend, total deposits of $133,151,000 at March 31, 1999 increased $9,756,000 or 8% compared to December 31, 1998. Noninterest-bearing demand deposits grew $4,259,000 or 13% and savings and interest-bearing demand increased $4,757,000 or 13% from December 31, 1998. Part of the deposit growth was used to reduce by $7,000,000 other short-term borrowing as of March 31, 1999. Securities sold under agreements to repurchase declined $1,244,000 or 93% during the first three months of 1999.

OTHER ASSETS AND OTHER LIABILITIES
While interest and fees receivable at March 31, 1999 were relatively unchanged from year-end 1998, other assets increased $269,000 or 55%. The increase in other assets was principally due to the exercise during the first quarter of 1999 of nonqualified stock options, resulting in a $186,000 increase in deferred tax assets, and an increase of approximately $100,000 in prepaid expenses. Interest payable and other liabilities at March 31, 1999, declined $354,000 or 33% from year-end 1998 principally due to the payment of income taxes and $159,000 in tax benefits related to the exercise of nonqualified stock options during the first quarter of 1999.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and cash equivalents, all marketable securities with maturities of one year or less, securities available for sale with maturities beyond one year, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 30% at March 31, 1999 and December 31, 1998. It is the opinion of management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, to meet unforeseen outflows, the Bank has informal, non-binding borrowing arrangements with two correspondent banks, which include federal funds borrowing lines totaling $8,500,000 and a repurchase facility, as well as access to a collaterized credit line with an available borrowing capacity of approximately $12,000,000 with the Federal Home Loan Bank of San Francisco. As of March 31, 1999, no borrowed funds were outstanding from these credit facilities.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions and risk-weighted assets at March 31, 1999, and average assets over the three month period ended March 31, 1999:

                                                             RISK BASED CAPITAL RATIO
                                                              COMPANY                BANK
(DOLLARS IN THOUSANDS)                                    AMOUNT   RATIO       AMOUNT   RATIO
---------------------------------------------------------------------------------------------
Tier 1 Capital                                           $12,006    9.6%      $11,774    9.5%
Tier 1 Capital regulatory minimum requirement              4,988    4.0         4,983    4.0
---------------------------------------------------------------------------------------------
Capital held in excess of regulatory minimum              $7,018    5.6%       $6,791    5.5%

Total Capital                                            $13,026   10.4%      $12,794   10.3%
Total Capital regulatory minimum requirement               9,976    8.0         9,966    8.0
---------------------------------------------------------------------------------------------
Capital held in excess of regulatory minimum             $ 3,050    2.4%      $ 2,828    2.3%
Risk weighted assets                                     $124,702             $124,580

                                                                     LEVERAGE RATIO
                                                              COMPANY               BANK
(DOLLARS IN THOUSANDS)                                    AMOUNT   RATIO       AMOUNT   RATIO
---------------------------------------------------------------------------------------------
Tier 1 Capital to average total assets                   $12,006    8.6%      $11,774    8.5%
Range of regulatory minimum leverage                       4,174-   3.0-        4,170-   3.0-
  requirement                                              6,956    5.0%        6,950    5.0%
----------------------------------------------------------------- ---------- ----------------
Range of regulatory excess                                 5,050-   3.6-        4,824-   3.5-
                                                         $ 7,832    5.6%      $ 7,604    5.5%

Average total assets for first quarter*                  $139,119             $139,005

(* Average total assets do not include unrealized gains/losses on securities available for sale.)

The Company currently does not have any material commitments for capital expenditures, and in the opinion of management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION
It is management's opinion that the effects of inflation on the consolidated financial statements for the periods ended March 31, 1999 and 1998 have not been material.

YEAR 2000 READINESS DISCLOSURE
The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse affect on the Company.

In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company continues to assess the readiness of these third parties and is preparing contingency plans, there can be no guarantees that the failure of any one of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

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

The Company initiated its Year 2000 planning in 1997 and has prepared a comprehensive written plan which addresses both internal and external Year 2000 exposure and includes the following phases - Inventory and Assessment, Renovation, Testing and Implementation, and Contingency Planning.

INVENTORY & ASSESSMENT
The Company completed its inventory and assessment phase during 1997. During this process the Company made a physical inventory of information technology ("IT") systems and non-IT systems at each office location. Additionally, all vendor supplied services were reviewed to identify IT and non-IT Year 2000 issues. The systems examined included hardware and software platforms associated with customer account processing, computer networks and workstations, and telecommunications systems.

Although the assessment determined that there was no significant reliance on non-IT technology (that is, equipment with embedded microprocessor controls such as elevators, climate control systems, etc.), it did identify mission critical IT systems, both internal and external that were not Year 2000 compliant.

These noncompliant systems included data processing applications provided by third party suppliers, the teller platform at two branch offices of the Bank, and some of the hardware and software elements of the Bank's Wide Area Network ("WAN") computer network. The WAN is a centralized, server based, system that interconnects employees' desktop PC workstations at each location.

One additional element of Year 2000 concern has been the Bank's customers. The Bank is reliant on its customers to make the necessary preparations for the Year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor financial commitments.

In an ongoing effort to ensure that its customer base is aware of the Year 2000 issue, during the second quarter of 1998 the Bank mailed to each commercial account, and included in each commercial account loan and deposit account statement, a letter addressing Year 2000 issues and encouraging the assessment of Year 2000 risk. Year 2000 reference resources for businesses were also provided.

As part of its customer Year 2000 assessment, the Bank identified all commercial account borrowing relationships in excess of $100,000. These represented over 200 relationships and approximately 95% of the total borrowings outstanding as of June 30, 1998. Each of these business relationships was analyzed as to its potential for Year 2000 risk and approximately 20% were selected to receive a detailed Year 2000 questionnaire. The questionnaire, requesting additional information on Year 2000 status, was delivered to these selected customers during the third quarter of 1998. The completed questionnaires were analyzed for risk and each borrower was assigned a Year 2000 risk rating. As a result of this analysis, the Bank modified its credit review process and its underwriting criteria to include consideration of Year 2000 issues.

RENOVATION, TESTING & IMPLEMENTATION
The correction and testing phase of the Company's Year 2000 Plan includes the renovation and/or replacement of all mission critical IT hardware, software and equipment identified as not compliant with the Year 2000. The majority of the internal mission critical renovation centered around the upgrade to the Bank's WAN and teller systems. The installation of the Year 2000 compliant teller system was completed by December 31, 1998.

To ensure Year 2000 compliance of its WAN and reduce the administrative overhead of its IT systems, management determined that a complete renovation of the WAN would provide the most cost effective solution. Most of the elements of the Bank's WAN upgrade were completed by December 31, 1998. Due to the overall complexity of this project, however, only a few of the desktop workstations were operational on the new system at that time. Current projections are for all users to be converted over to the new Year 2000 compliant system during the second quarter of 1999.

The Bank relies on two primary off-site data processing vendors for the mission critical processing of the Bank's customer accounting system and general ledger applications. These vendors identified certain Year 2000 compliance issues and the renovations to these systems were completed by December 31, 1998. Testing of these systems was completed during the first quarter of 1999.

Although no vendors were identified where the inability to be Year 2000 compliant would cause the Company to seek alternative suppliers, the Company has no viable alternatives for some vendors, such as power distribution and local telephone companies. The Year 2000 efforts of these companies continue to be monitored and are part of the Company's contingency plan. As with all financial institutions, the Company places a high degree of reliance on systems of other institutions, including governmental agencies, to settle transactions.

In  compliance  with  FFIEC   guidelines,   the  Company  has  met  all  testing
requirements at or prior to the time such requirements were required to have been met and the present schedule reflects completion of all remaining testing by June 30, 1999. The remaining scheduled testing includes only non-critical applications or is a result of software upgrades.

The Company will perform additional testing through the remainder of 1999 when appropriate or when changes are made in hardware or software, however, few changes are anticipated.

COSTS
The majority of the costs associated with the Company's Year 2000 project are for the installation and testing of the components to upgrade the Bank's teller systems and WAN. Included in this project were improved communication connections between offices, higher capacity computer file servers, and operating system upgrades for the entire network. While these investments were not specifically accelerated due to the Company's Year 2000 project, these costs have been included.

The Company invested approximately $78,000 in the first quarter of 1999 for capital improvements to the WAN. As of March 31, 1999, total investment in this project was $ 153,000 with an estimated additional $82,000 remaining to be incurred.. The capital cost to upgrade the Bank's teller system for Year 2000 compliance, which was completed in the first quarter of 1999, was $60,000 of which $42,000 was paid in the first quarter of 1999. Other costs incurred by the Company as of March 31, 1999 include staff time devoted to the issue at a cost of approximately $6,000 and outside consulting of $28,000 for the first quarter of 1999. Costs to-date at March 31, 1999 for staff time and outside consulting were $21,000 and $35,000, respectively. Current estimates of additional costs for staff and outside consultants in 1999 and the year 2000 are $29,000.

While management believes it has identified and planned for the resolution of the mission critical issues relevant to the Year 2000, no assurance can be given that the Company may not be required to expend significant additional amounts related to the Year 2000 issue.


RISKS
The principal risks associated with the Year 2000 problem primarily fall into three categories. The first risk is that the Company is unable to successfully renovate and/or migrate to Year 2000 compliant systems. The second risk is the disruption of operations due to the failure of third parties. The third is the risk of business interruption among fund providers and fund users which affects their ability to contractually perform.

The only risk largely under the Company's control for the Year 2000 project is the identification, renovation and implementation of its internal operations. The Company, like other financial institutions, is heavily dependent upon its computer systems. Reliance on readily available PC-based systems and technology for WAN and desktop workstations has simplified this process to some extent, and management believes it will be able to make the necessary renovations of its internal systems for Year 2000 compliance.

Because of the reliance on outside vendors for processing mission critical customer accounting systems, a computer failure of a third party may jeopardize Company operations. How serious this would be depends on the nature and duration of such failures. Because of the complexity, integration and dependence of these outside systems to the Company's operations, switching to another vendor on short notice does not represent a viable option. At this time, management believes that the necessary renovations to these third party systems will be completed on schedule.

Another serious impact to Company operations would occur if basic services such as telecommunications, electric power supplies and services provided by other governmental agencies were disrupted. To date definitive public disclosure of the state of readiness among basic infrastructure suppliers has not been generally available. Although inquiries continue, the Company does not yet have the information to estimate the likelihood of significant disruptions among these suppliers.

CONTINGENCY PLANNING
The Company has developed contingency plans for the Year 2000 in the event that remediation is not completed in time, or if systems fail for reasons that are not presently foreseen. In the event of a failure, these plans outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Company. As the Company's identified Year 2000 risks are largely concentrated with the ability of third parties to provide services after the year 2000, contingency plans being developed will primarily concentrate on the inability of these suppliers to complete their Year 2000 projects. Based upon currently known information, management believes that its primary vendors have the resources to complete their Year 2000 projects successfully and on time.

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

The Company's disclosure and announcement herein concerning its Year 2000 planning and programs are intended to constitute "year 2000 readiness disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act (the "Act"). The Act provided certain protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services.

                           PART II - OTHER INFORMATION


Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               Exhibit 10.2.1 Amendment to Employee Stock Ownership Plan, dated January 22, 1997;

               Exhibit 10.9.1 Amendments to 401(k) Profit Sharing Plan, dated December 12, 1994, and December 30, 1993.

          (b)  Reports  on Form 8-K:
               No reports on Form 8-K were filed by the Company for the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        BAY COMMERCIAL SERVICES
                        (Registrant)




Date: May 13, 1999      /s/ R. M. Kahler
                        --------------------
                        R. M. Kahler
                        President and
                        Chief Executive Officer
                        (Principal Executive Officer)



Date: May 13, 1999      /s/ R. D. Greenfield
                        ---------------------
                        R. D. Greenfield
                        Chief Financial Officer
                        (Principal Accounting Officer)