Form 10QSB
period 1999-06-30
BAY COMMERCIAL SERVICES
filed 1999-08-16
CIK 707854

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB
(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Class                                               Outstanding at July 31, 1999

Common stock, no par value                                      1,324,110 shares


Transitional Small Business Disclosure Format

YES              NO __X_


This report contains a total of 24 pages.

                BAY COMMERCIAL SERVICES AND SUBSIDIARY
           Consolidated Condensed Balance Sheets (unaudited)

                                                                           June 30,  December 31,
                                                                               1999          1998
(Dollars in thousands):                                                  unaudited)
--------------------------------------------------------------------------------------------------
Cash and due from banks                                                    $ 11,975        $9,077
Federal funds sold and reverse repurchase agreements                          1,200       ---
--------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                  13,175         9,077
--------------------------------------------------------------------------------------------------
Securities available for sale, stated at fair value (amortized cost of
   $19,337 at June 30, 1999; $31,969 at December 31, 1998)                   19,123        32,033
Securities held to maturity (fair values of $7,538 at June 30, 1999;
   $7,748 at December 31, 1998)                                               7,457         7,509
Federal Home Loan Bank stock                                                    432           359
Loans held for sale                                                             733           939
Loans held for investment                                                   107,159        92,190
  Allowance for loan losses                                                  (1,081)         (980)
---------------------------------------------------------------------------------------------------
  Net loans                                                                 106,811        92,149
--------------------------------------------------------------------------------------------------
Premises and equipment, net                                                   2,004         1,949
Interest and fees receivable                                                    695           635
Other assets                                                                    889           491
--------------------------------------------------------------------------------------------------
  Total assets                                                             $150,586      $144,202
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                               $ 39,732      $ 33,904
  Savings and interest-bearing demand                                        46,277        37,571
  Time                                                                       29,530        30,309
  Certificates of deposit, $100 and over                                     21,143        21,611
--------------------------------------------------------------------------------------------------
  Total deposits                                                            136,682       123,395
--------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                  200         1,344
Other short-term borrowing                                                      ---         7,000
Interest payable and other liabilities                                          765         1,068
--------------------------------------------------------------------------------------------------
  Total liabilities                                                         137,647       132,807
--------------------------------------------------------------------------------------------------
Commitments and contingent liabilities                                        ---          ---

Shareholders' equity:
  Common stock - no par value: authorized 20,000,000 shares;
   issued & outstanding 1,324,110 at June 30, 1999;
   1,080,670 at December 31, 1998                                             4,802         3,622
  Retained earnings                                                           8,268         7,734
  Accumulated other comprehensive income, net of tax                           (131)           39
--------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                 12,939        11,395
--------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $150,586      $144,202
==================================================================================================
See accompanying notes to consolidated condensed financial statements (unaudited)

                                          BAY COMMERCIAL SERVICES AND SUBSIDIARY
                                 Consolidated Condensed Statements of Income (unaudited)

                                                             Six Months Ended      Three Months Ended
                                                                 June 30,                 June 30,
(Dollars in thousands, except per share amounts):            1999       1998          1999       1998
------------------------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                    $4,462     $3,971        $2,344     $2,036
  Federal funds sold and reverse repurchase agreements         66        193            40        138
  Securities:
    Taxable                                                   725        555           345        276
    Tax exempt                                                155        124            78         64
------------------------------------------------------------------------------------------------------
      Total interest income                                 5,408      4,843         2,807      2,514
------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits:
    Savings and interest-bearing demand                       589        479           314        275
    Time                                                      679        761           337        375
    Certificates of deposit, $100 and over                    506        384           257        200
  Other borrowed funds                                         21         34             4         16
------------------------------------------------------------------------------------------------------
      Total interest expense                                1,795      1,658           912        866
------------------------------------------------------------------------------------------------------
      Net interest income                                   3,613      3,185         1,895      1,648
Provision for loan losses                                     101         69            60         59
------------------------------------------------------------------------------------------------------
      Net interest income after
        provision for loan losses                           3,512      3,116         1,835      1,589
------------------------------------------------------------------------------------------------------
Noninterest income:
  Bankcard income                                             231        205           123        109
  Service charges and fees                                    156        148            78         80
  Gain on sale of loans                                        24         88             0         55
  Loan servicing                                               47         49            25         25
  Other                                                        16         30             6          3
------------------------------------------------------------------------------------------------------
      Total noninterest income                                474        520           232        272
------------------------------------------------------------------------------------------------------
Noninterest expenses:
  Salaries and employee benefits                            1,640      1,561           812        768
  Occupancy                                                   349        343           175        173
  Data processing                                             201        174           101         89
  Bankcard processing expense                                 192        175           103         96
  Professional services                                        90         68            40         40
  Other                                                       474        457           232        225
------------------------------------------------------------------------------------------------------
      Total noninterest expenses                            2,946      2,778         1,463      1,391
------------------------------------------------------------------------------------------------------
      Income before income tax expense                      1,040        858           604        470
Income tax expense                                            373        301           221        167
------------------------------------------------------------------------------------------------------
      Net income                                           $  667     $  557        $  383     $  303
======================================================================================================
      Net income per common share - basic                   $0.54      $0.52         $0.30      $0.28
      Weighted average common shares - basic            1,235,832  1,080,419     1,287,401  1,081,177
      Net income per common share - diluted                 $0.51      $0.44         $0.29      $0.24
      Weighted average common shares - diluted          1,304,997  1,280,350     1,315,642  1,280,986
======================================================================================================
See accompanying notes to consolidated condensed financial statements (unaudited)

                 BAY COMMERCIAL SERVICES AND SUBSIDIARY
       Consolidated Condensed Statements of Cash Flows (unaudited)
                                                                   Six Months Ended
                                                                        June 30,
(Dollars in thousands):                                              1999      1998
------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                      $  667    $  557
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                 (221)     (327)
       Provision for loan losses                                      101        69
       Unamortized deferred loan fees, net                            160       (68)
       Originations of SBA loans held for sale                       (889)     (760)
       Proceeds from the sale of SBA loans held for sale              622     2,125
       Change in interest and fees receivable and other assets       (194)       40
       Change in interest payable and other liabilities              (108)      (59)
-------------------------------------------------------------------------------------
     Net cash provided by operating activities                        138     1,577
------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of securities available for sale       77,024    33,175
   Proceeds from maturities of securities held to maturity             60     2,271
   Purchase of securities available for sale                      (64,040)  (27,848)
   Purchase of securities held to maturity                            ---      (739)
   Purchase of Federal Home Loan Bank stock                           (73)       ---
   Net change in loans                                            (14,662)   (7,716)
   Purchases of premises and equipment                               (194)      (30)
-------------------------------------------------------------------------------------
     Net cash used in investing activities                         (1,885)     (887)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in deposits                                          13,287    14,945
   Net change in securities sold under agreements to repurchase    (1,144)       27
   Net change in other short-term borrowing                        (7,000)   (2,500)
   Exercise of stock options                                        1,180        29
   Repurchase and retirement of common stock                          ---       (84)
   Cash dividends paid                                               (478)     (324)
-------------------------------------------------------------------------------------
     Net cash provided by financing activities                      5,845    12,093
------------------------------------------------------------------------------------
     Net change in cash and cash equivalents                        4,098    12,783
Cash and cash equivalents at beginning of year                      9,077     7,548
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $13,175   $20,331
====================================================================================
Supplemental disclosure of cash flow information: Cash paid during the year for:
      Interest                                                     $1,850    $1,700
      Income taxes                                                     76       151
   Noncash investing and financing activities during the year:
      Tax benefit of exercise of nonqualified stock options          $345       ---

See accompanying notes to consolidated condensed financial statements (unaudited)

                   Bay Commercial Services and Subsidiary
       Notes to Consolidated Condensed Financial Statements (Unaudited)
             As of June 30, 1999 and December 31, 1998 and for the
           Three and Six Months Periods ended June 30, 1999 and 1998

1) All adjustments (consisting only of normal recurring accruals) which, in the opinion of Management, are necessary for a fair presentation of the Company's financial position at June 30, 1999 and December 31, 1998 and the results of its operations and its cash flows for the three month and six periods ended June 30, 1999 and 1998 have been included. The results of operations and cash flows for the periods presented are not necessarily indicative of the results that may be expected for a full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on SEC Form 10KSB for the year ended December 31, 1998.

2) Net income per common share - basic for the three and six month periods ended June 30, 1999 and 1998 was computed by dividing net income by the weighted average number of outstanding common shares. Net income per common share - diluted for the three and six month periods ended June 30, 1999 and 1998 is computed by dividing net income by the weighted average number of outstanding common shares including the dilutive effect of stock options. The weighted average number of outstanding common shares for the six and three month periods ended June 30, 1999 was 1,235,832 and 1,287,401, respectively. The weighted average number of outstanding common shares for the six and three month periods ended June 30, 1998 was 1,080,419 and 1,081,177, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the six and three month periods ended June 30, 1999 was 1,304,997 and 1,315,642, respectively. The weighted average number of outstanding common shares including the dilutive effect of stock options for the six and three months periods ended June 30, 1998 and 1998 was 1,280,350 and 1,280,986, respectively.

3) The provision for income taxes for the periods presented is based on a projected tax rate for the entire year. The Company's effective tax rate was 36% and 35% for the six months periods ended June 30, 1999 and 1998, respectively.

4) Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available for sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was $497,000 and $581,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's total comprehensive income was $301,000 and $317,000 for the three months ended June 30, 1999 and 1998, respectively.

5) In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The deferral applies to quarterly and annual financial statements. The Company is in the process of determining the impact of adopting SFAS 133, however, the Company currently does not have any derivative instruments and is not involved in any hedging activities.

6) On April 30, 1999 the Company and Greater Bay Bancorp, the parent of Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce, Golden Gate Bank and Bay Area Bank, signed a definintive agreement for a merger between the two companies. The agreement provides for the Company's shareholders to receive approximately 945,000 shares of Greater Bay Bancorp stock subject to certain adjustments based on movements in the price of Greater Bay Bancorp's stock, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of the Company's will own approximately 7.8% of the combined company's stock. The transaction is expected to be completed in the fourth quarter of 1999 subject to approval of the transaction by the Company's shareholders and receipt of regulatory approvals.

                         BAY COMMERCIAL SERVICES AND SUBSIDIARY

                         The Table Below Illustrates Changes in
     Major Categories of the Average Balance Sheets and Statements of Income and in
                         Certain Performance Ratios (Unaudited)

                                                         Six Months Ended          Increase
                                                               June 30,           (Decrease)
(Dollars in thousands):                                     1999     1998           $      %
-----------------------------------------------------------------------------------------------
Average Balances:
  Assets (1)                                            $143,427 $119,002       $24,425   20.5%
  Securities - taxable (1)                                26,794   18,446         8,348   45.3
  Securities - tax exempt                                  6,127    4,844         1,283   26.5
  Federal funds sold and reverse repurchase agreements     2,832    6,999        (4,167) (59.5)
  Total loans                                             97,593   78,834        18,759   23.8
  Nonaccrual loans                                            28      363          (335) (92.3)
  Deposits                                               129,388  106,294        23,094   21.7
  Shareholders' equity (1)                                12,276   10,464         1,812   17.3

  Interest-earning assets (1)                            133,318  108,760        24,558   22.6
  Interest-bearing liabilities                            93,155   77,210        15,945   20.7

Income Statements:
  Interest income (2)                                      5,480    4,900           580   11.8%
  Interest expense                                         1,795    1,658           137    8.3
-----------------------------------------------------------------------------------------------
    Net interest income (2)                                3,685    3,242           443   13.7
  Taxable equivalent adjustment                               72       57            15   26.3
-----------------------------------------------------------------------------------------------
    Net interest income                                    3,613    3,185           428   13.4
  Provision for loan losses                                  101       69            32   46.4
-----------------------------------------------------------------------------------------------
    Net interest income after provision
      for loan losses                                      3,512    3,116           396   12.7
-----------------------------------------------------------------------------------------------
  Noninterest income                                         474      520          (46)  (8.8)
  Noninterest expenses                                     2,946    2,778           168    6.0
  Income tax expense                                         373      301            72   23.9
-----------------------------------------------------------------------------------------------
    Net income                                            $  667   $  557       $   110   19.7%
===============================================================================================

Performance Ratios: (3)                                                          Change
  Yield on average interest-earning assets                 8.18%    8.98%        (0.80 %
  Yield on average interest-earning assets (2)             8.29%    9.09%        (0.80)%
  Interest rate on average interest-bearing
      liabilities                                          3.89%    4.33%        (0.44)%
  Interest expense as a percent of average
      interest-earning assets                              2.72%    3.07%        (0.35)%

  Net yield on average interest-earning assets             5.46%    5.91%        (0.45)%
  Net yield on average interest-earning assets (2)         5.57%    6.02%        (0.45)%

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

                                                       Three Months Ended       Increase
                                                               June 30,        (Decrease)
(Dollars in thousands):                                     1999     1998          $       %
------------------------------------------------------------------------------------------------
Average Balances:
  Assets (1)                                            $147,718 $123,671       $ 24,047    19.4 %
  Securities - taxable (1)                                25,747   18,530          7,217    38.9
  Securities - nontaxable                                  6,130    5,016          1,114    22.2
  Federal funds sold and reverse repurchase agreements     3,453    9,951         (6,498)  (65.3)
  Total loans                                            102,169   80,296         21,873    27.2
  Nonaccrual loans                                            27      293           (266)  (90.8)
  Deposits                                               133,850  110,988         22,862    20.6
  Shareholders' equity (1)                                12,862   10,586          2,276    21.5

  Interest-earning assets (1)                            137,472  113,500         23,972    21.1
  Interest-bearing liabilities                            94,943   80,326         14,617    18.2


Income Statements:
  Interest income (2)                                      2,843    2,543            300    11.8%
  Interest expense                                           912      866             46     5.3
-------------------------------------------------------------------------------------------------
    Net interest income (2)                                1,931    1,677            254    15.1
  Taxable equivalent adjustment                               36       29              7    24.1
-------------------------------------------------------------------------------------------------
    Net interest income                                    1,895    1,648            247    15.0
Provision for loan losses                                     60       59              1     1.7
-------------------------------------------------------------------------------------------------
Net interest income after provision
      for loan losses                                      1,835    1,589            246    15.5
-------------------------------------------------------------------------------------------------
  Noninterest income                                         232      272            (40)  (14.7)
  Noninterest expenses                                     1,463    1,391             72     5.2
  Income tax expense                                         221      167             54    32.3
-------------------------------------------------------------------------------------------------
    Net income                                              $383     $303           $ 80    26.4%
=================================================================================================

Performance Ratios: (3)                                                           Change
  Yield on average interest-earning assets                 8.19%    8.88%         (0.69)%
  Yield on average interest-earning assets (2)             8.29%    8.99%         (0.70)%
  Interest rate on average interest-bearing
      liabilities                                          3.85%    4.32%         (0.47)%
  Interest expense as a percent of average
      interest-earning assets                              2.66%    3.06%         (0.40)%

  Net yield on average interest-earning assets             5.53%    5.82%         (0.29)%
  Net yield on average interest-earning assets (2)         5.63%    5.93%         (0.30)%

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

                     BAY COMMERCIAL SERVICES AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                   Six months ended June 30, 1999 compared to
                        Six months ended June 30, 1998

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

Net income of the Company was $667,000 for the first six months of 1999 compared to $557,000 for the first six months of 1998. Net income per common share basic was $0.54 for the first six months of 1999 compared to $0.52 for the first six months of 1998. Net income per common share - basic for the 1999 period was impacted by an increase in the weighted average number of common shares - basic to 1,235,832 shares for the 1999 period from 1,080,419 shares for the 1998 period. The increase in the weighted average number of common shares - basic was due to the exercise of stock options during the first six months of 1999. Net income per common share - diluted was $0.51 for the first six months of 1999 compared to $0.44 for the first six months of 1998.

The $110,000 or 20% growth in net income for the first six months of 1999 compared to the first six months of 1998 principally reflected higher net interest income for the 1999 period, which was partially offset by increases in noninterest expenses and the provision for loan losses as well as reduced noninterest income compared to the 1998 period. Net interest income for the 1999 period increased $428,000 or 13% compared to the 1998 period due to strong growth in average interest-earning assets. A $168,000 or 6% increase in noninterest expenses in the 1999 period was principally the result of higher salaries and employee benefits expense and other expenses for Year 2000 compliance measures. The provision for loan losses increased $32,000 or 46% compared to the 1998 period. Noninterest income declined $46,000 or 9% in the 1999 period largely due to reduced gain on sale of loans guaranteed by the Small Business Administration ("SBA loans").

Total assets were $150,586,000 at June 30, 1999, representing a $6,384,000 or 4% increase from December 31, 1998. Total deposits of $136,682,000 at June 30, 1999 grew $13,287,000 or 11% from year-end 1998 while securities sold under agreements to repurchase declined $1,144,000 or 85% and other short-term borrowing decreased $7,000,000. Funds from the deposit growth net of the reduction in repurchase agreements and short-term borrowing and a $12,889,000 reduction in securities as of June 30, 1999 were principally invested in loans and cash and cash equivalents. Loans grew $14,763,000 or 16% during the first six months of 1999 and cash and cash equivalents increased $4,098,000 or 45%.

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

Net interest income of $3,613,000 for the first six months of 1999 increased $428,000 or 13% compared to the first six months of 1998. The increase was due to growth of $24,558,000 or 23% in average interest-earning assets. The net yield on average interest-earning assets declined to 5.46% for the 1999 period from 5.91% for the 1998 period.

The increase in average interest-earning assets between the 1999 and 1998 periods was principally due to growth of $19,094,000 or 24% in average earning loans and $5,464,000 or 18% in average other investments. The average yield on interest-earning assets declined to 8.18% for the 1999 period compared to 8.98% for the 1998 period. The yield on average earning loans declined to 9.22% from 10.20% for the 1998 period, primarily reflecting the 0.75% drop in the prime lending rate during the second half of 1998. Average earning loans were 73.2% and 72.2% of average interest-earning assets for the 1999 and 1998 periods, respectively. A reduction in the average yield on total securities to 5.39% for the 1999 period from 5.88% for the 1998 period reflected a significant increase in the percentage of the portfolio invested in short-term securities as well as lower overall money market rates for the 1999 period.

Average interest-bearing liabilities increased $15,945,000 or 21% between the 1999 and 1998 periods. The average rate paid for interest-bearing liabilities declined to 3.89% for the 1999 period compared to 4.33% for the 1998 period, reflecting a decrease in overall money market and deposit rates between the periods and a slight shift in the composition of the deposit portfolio. The ratio of higher cost time deposits to average total interest-bearing liabilities declined to 55.0% from 56.5% for the 1999 and 1998 periods, respectively.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. If more assets than liabilities reprice in a given period (an asset sensitive position), interest rate changes will have a greater effect on earning assets. If interest rates decline, an asset sensitive position could adversely affect net interest income. Alternatively, where more liabilities than assets reprice in a given period (a liability sensitive position) a decline in interest rates could benefit net interest income. The results would reverse if market rates were to increase.

The following table presents the Company's interest rate sensitivity gap position at June 30, 1999. For any given period, the repricing is matched when an equal amount of assets and liabilities reprice. The repricing of a fixed rate asset or liability is considered to occur at its contractual maturity or, for those assets which are held for sale, within the time period during which sale may reasonably be expected to be accomplished. Floating rate assets or liabilities are considered to reprice in the period during which the rate can contractually change. Any excess of either assets or liabilities in a period results in a gap, or mismatch, shown in the table. A positive gap indicates asset sensitivity and a negative gap indicates liability sensitivity.

                                                 Interest Sensitivity Period
                                           -----------------------------------------
                                                  3       Over     Over 1
As of June 30, 1999:                         months   3 months    year to     Over 5
(Dollars in thousands)                      or less  to 1 year    5 years      years       Total
------------------------------------------------------------------------------------------------
Interest rate sensitive assets:
  Loans (excluding nonaccrual and
    deferred fees)                          $66,543    $10,227    $20,038    $11,599    $108,407
  Securities (before unrealized
    loss on securities available for sale)    9,172        272     10,712      6,638      26,794
  Federal funds sold and reverse
    repurchase agreements                     1,200        ---        ---        ---       1,200
-------------------------------------------------------------------------------------------------
    Total                                    76,915     10,499     30,750     18,237     136,401
-------------------------------------------------------------------------------------------------
Interest rate sensitive liabilities:
  Interest-bearing transaction accounts      38,497        ---        ---        ---      38,497
  Savings deposits                            7,780        ---        ---        ---       7,780
  Time deposits, $100 and over               19,496     11,107      1,037        ---      31,640
  Other time deposits                        11,359      6,448      1,225          1      19,033
  Other borrowed funds                          100        100        ---        ---         200
-------------------------------------------------------------------------------------------------
    Total                                    77,232     17,655      2,262          1      97,150
-------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                  (317)    (7,156)    28,488     18,236     $39,251
-------------------------------------------------------------------------------------------------
Cumulative interest rate
  sensitivity gap                           $  (317)   $(7,473)   $21,015    $39,251
-------------------------------------------------------------------------------------------------
Cumulative interest rate
 sensitivity gap to total assets               (0.2)%     (5.0)%     14.0%      26.1%

This table presents a static gap, which is a position at a point in time. It does not address the interest rate sensitivity of assets or liabilities which would be added through growth, nor does it anticipate the future interest rate sensitivity of assets and liabilities once they have repriced, and it assumes equivalent elasticity of assets and liabilities. The interest rate sensitivity analysis at June 30, 1999, indicates that the Company, on a cumulative gap basis, is liability sensitive in the periods "3 months or less" and "Over 3 months to 1 year" and asset sensitive over the remaining time periods.

PROVISION  AND  ALLOWANCE  FOR LOAN LOSSES
The Bank provides for probable loan losses by a charge to operating income based upon the composition of the loan portfolio, past loan loss experience, current economic conditions and other factors which, in management's judgment, deserve recognition in estimating loan losses. Management will charge off loans when it determines there has been a permanent impairment of the related carrying values.

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

The provision for loan losses reflects an amount necessary to adjust the allowance for loan losses to a level which, in management's opinion, is adequate to absorb potential credit losses inherent in loans, outstanding loan commitments and standby letters of credit. As of June 30, 1999, the allowance for loan losses was $1,081,000 compared to $980,000 at December 31, 1998. The increased allowance was a result of a $101,000 provision for loan losses made in the first six months of 1999. The provision for loan losses was $69,000 in the first six months of 1998. Although nonperforming loans dropped slightly from June 30, 1998, (see information on non-performing loans below), strong loan growth, particularly in construction loans, also added additional inherent credit risk which was reflected in the provision.. The ratio of the allowance for loan losses to total loans was 1.0% at June 30, 1999 and 1.1% at December 31, 1998. Based upon information currently available, management believes that the allowance for loan losses at June 30, 1999, is adequate to absorb future possible losses. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the size of the allowance in any given period.

At June 30, 1999 and December 31, 1998, the Bank also held California Capital Access Program ("CalCAP") deposits of $282,000 and $203,000, respectively, which CalCAP has pledged to offset any losses on loans in the Bank's CalCAP portfolio. The Bank had a total of $1,851,000 and $1,584,000 in CalCAP loans as of June 30, 1999 and December 31, 1998, respectively. CalCAP is a program authorized by the California Legislature to encourage California financial institutions to make loans to small businesses whose operations affect the state's environment and which may not meet the normal underwriting standards of the financial institution.

Information on nonperforming loans for the six month periods ended June 30, 1999 and 1998 and the year ended December 31, 1998 is summarized in the following table.

                                                           June 30,   December 31,      June 30,
(Dollars in thousands)                                         1999           1998          1998
-----------------------------------------------------------------------------------------------
Net loan charge-offs                                            ---         $(154)       $(169)

Ratio of net loan charge-offs to average loans                  ---          (0.2)%       (0.2)%

Nonperforming loans:
  Nonaccrual                                                  $ 27           $ 30         $231
  Accruing loans past due 90 days or more                      ---            ---          ---
  Restructured                                                 469            469          469
----------------------------------------------------------------------------------- ------------
   Total nonperforming loans                                  $496           $499         $700
----------------------------------------------------------------------------------- ------------

Ratio of nonperforming loans to total loans                    0.5%           0.5%         0.9%
Ratio of allowance for loan losses to nonperforming loans    217.9%         196.4%         129%

NONINTEREST INCOME
Noninterest income declined $46,000 or 9% between the first six months of 1999 and 1998. The largest change was a $64,000 or 73% reduction in gain on sale of loans which was attributable to the sale of a smaller volume of loans during the 1999 period. Other noninterest income declined $14,000 or 47% principally due to the recovery during the 1998 period of income and expenses related to previously charged-off or paid-off loans, which was not repeated in the first six months of 1999. The decreases in noninterest income were partially offset by a $26,000 or 13% increase in bankcard income which reflected increased merchant activity.

NONINTEREST EXPENSES
Total noninterest expenses of $2,946,000 for the first six months of 1999 increased $168,000 or 6% compared to the first six months of 1998. Salaries and employee benefits rose $79,000 or 5%, principally due to merit increases and performance bonuses associated with loan and deposit growth. Professional services expense for the first six months of 1999 was $22,000 or 32% above the 1998 period, reflecting increased accounting and legal services expense. Other expenses which were higher for the 1999 period included data processing expense, up $27,000 or 16%, and bankcard expense up $17,000 or 10%. Data processing expenses for the 1999 period reflected costs associated with the Bank's Year 2000 efforts as well as increased processing volume associated with the Bank's asset growth. Bankcard expenses grew with increased merchant activity.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $373,000 for the first six months of 1999 compared to $301,000 for the first six months of 1998. The $72,000 or 24% increase in income tax expense reflected the increase in pretax income for the 1999 period. The effective income tax rate was 36% and 35% for the 1999 and 1998 periods, respectively.

                  Three months  ended June 30,  1999  compared to
                        Three  months ended June 30, 1998

OVERVIEW
Net income of the Company was $383,000 for the second quarter of 1999 compared to $303,000 for the second quarter of 1998. Net income per common share - basic was $0.30 and $0.28 for the second quarter of 1999 and 1998, respectively. Net income per common share - diluted was $0.29 and $0.24 for the second quarter of 1999 and 1998, respectively.

Net interest income for the second quarter of 1999 increased $247,000 or 15% compared to the 1998 quarter, reflecting strong growth in average interest-earning assets. The increase in net interest income was partially offset by a $72,000 or 5% increase in noninterest expenses, a $40,000 or 15% reduction in noninterest income and a $54,000 or 32% increase in income tax expense.

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

Net interest income of $1,895,000 for the second quarter of 1999 increased $247,000 or 15% compared to the second quarter of 1998. The increase reflected the $23,972,000 or 21% growth in average interest-earning assets. The net interest margin on average interest-earning assets declined to 5.53% for the 1999 quarter from 5.82% for the 1998 quarter.

The increase in average interest-earning assets between the 1999 and 1998 quarters was principally due to growth of $22,139,000 or 28% in average earning loans and $8,331,000 or 35% in average total securities. These increases were partially offset by a $6,498,000 or 65% decrease in average federal funds sold and securities purchased under repurchase agreements. The average yield on interest-earning assets for the second quarter of 1999 declined to 8.19% compared to 8.88% for the 1998 quarter. The average yield on earning loans for the 1999 quarter declined to 9.20% from 10.21% for the 1998 quarter while the average ratio of earning loans to interest-earning assets increased to 74.3% from 70.5% for the 1998 quarter.

Average interest-bearing liabilities increased $14,617,000 or 18% between the 1999 and 1998 quarters. The average rate paid for interest-bearing liabilities declined to 3.85% for the 1999 quarter compared to 4.32% for the 1998 quarter, reflecting a decrease in overall money market and deposit rates between the quarters. The ratio of time deposits to average total interest-bearing liabilities was little changed at 54.0% for the 1999 quarter compared to 54.3% for the 1998 quarter.

NONINTEREST INCOME
A $40,000 or 15% reduction in noninterest income for the 1999 quarter compared to the 1998 quarter largely reflected a $55,000 decrease in gain on sale of loans. There were no loans sales during the 1999 quarter. Partially offsetting the reduction in noninterest income, bankcard income rose $14,000 or 13% due to increased merchant activity.

NONINTEREST EXPENSES
Total noninterest expenses of $1,463,000 for the second quarter of 1999 increased $72,000 or 5% compared to the second quarter of 1998. Salaries and employee benefits rose $44,000 or 6%, principally due to salary increases and higher bonuses associated with loan growth. Data processing expense increased $12,000 or 14% principally due to deposit and loan growth between the quarters.

PROVISION FOR INCOME TAXES
The provision for income tax expense was $221,000 for the second quarter of 1999 compared to $167,000 for the second quarter of 1998. The $54,000 or 32% increase in income tax expense reflected increased taxable income for the 1999 quarter. The effective income tax rate was 37% and 36% for the 1999 and 1998 quarters, respectively.

FINANCIAL CONDITION - June 30, 1999 compared to December 31, 1998

CASH AND CASH EQUIVALENTS, INVESTMENTS AND LOANS
Total loans of  $107,892,000  at June 30, 1999 increased  $14,763,000 or 16% and cash and cash equivalents of $13,175,000 at June 30, 1999 increased $4,098,000 or 45% from December 31, 1998. Funding for these increases was provided by deposit growth of $13,287,000 or 11% and a $12,889,000 or 32% decline in securities as of June 30, 1999. The decline in securities balances as of June 30, 1999 principally reflected maturities of short-term investments.

DEPOSITS AND OTHER BORROWED FUNDS
Reflecting a continuation of the Bank's strong growth trend, total deposits of $136,682,000 at June 30, 1999 increased $13,287,000 or 11% compared to December 31, 1998. Noninterest-bearing demand deposits grew $5,828,000 or 17% and savings and interest-bearing demand deposits increased $8,706,000 or 23% from December 31, 1998. There were no short-term borrowings outstanding as of June 30, 1999 compared to $7,000,000 at December 31, 1998. Securities sold under agreements to repurchase declined $1,144,000 or 85% during the first six months of 1999.

OTHER ASSETS AND OTHER LIABILITIES
Interest and fees receivable at June 30, 1999 of $695,000 increased $60,000 or 10% from December 31, 1998 principally due to loan growth. Other assets increased $398,000 or 81%, a portion of which reflected $179,000 in prepaid expenses which were incurred during the 1999 quarter for services related to the pending merger with Greater Bay Bancorp which is expected take place in the fourth quarter of 1999. Additionally, the exercise during the first six months of 1999 of nonqualified stock options resulted in a $186,000 increase in deferred tax assets. Interest payable and other liabilities at June 30, 1999, declined $303,000 or 28% from year-end 1998 principally due to the payment of income taxes during the first six months of 1999 and the application of $159,000 in tax benefits related to the exercise of nonqualified stock options during the period.

LIQUIDITY
Liquidity is defined as the ability of the Company to meet present and future obligations either through the sale or maturity of existing assets, or by the acquisition of funds through liability management. The Company manages its liquidity to provide adequate funds to support both the borrowing needs of its customers and fluctuations in deposit flows. The Company defines liquid assets to include cash and cash equivalents , all marketable securities with maturities of one year or less, securities available for sale with maturities beyond one year, and loans held for sale, less any reserve requirements being met by any of the above. Net deposits and short-term liabilities include all deposits, federal funds purchased, repurchase agreements and other borrowings and debt due in one year or less. The liquidity ratio is calculated by dividing total liquid assets by net deposits and short term liabilities. The Company's liquidity ratio by this measure was 22% and 30% at June 30, 1999 and December 31, 1998, respectively. The decline in the liquidity ratio at June 30, 1999 reflected the decrease in short-term securities during the first six months of 1999. It is the opinion of Management that the Company's and the Bank's liquidity positions are sufficient to meet their respective needs.

In addition, to meet unforeseen outflows, the Bank has informal, non-binding borrowing arrangements with two correspondent banks, which include federal funds borrowing lines totaling $8,500,000 and a repurchase facility, as well as access to collateralized borrowing capacity of approximately $10,000,000 from the Federal Home Loan Bank of San Francisco. As of June 30, 1999, no borrowed funds were outstanding from these credit facilities.

CAPITAL
The following tables present the Company's and the Bank's regulatory capital positions at June 30, 1999, and average assets for the second quarter of 1999.

                                                    RISK BASED CAPITAL RATIO
                                                  Company             Bank
(Dollars in thousands)                         Amount  Ratio     Amount   Ratio
-------------------------------------------------------------------------------
Tier 1 Capital.                               $13,070  10.1%    $12,620    9.8%
Tier 1 Capital minimum requirement              5,158   4.0       5,146    4.0
-------------------------------------------------------------------------------
Excess.                                       $ 7,912   6.1%    $ 7,474    5.8%

Total Capital                                 $14,151  11.0%    $13,701   10.7%
Total Capital minimum requirement              10,315   8.0      10,291    8.0
---------------------------------------------------------- -------------------
Excess                                        $ 3,836   3.0%    $ 3,410    2.7%

      Risk weighted assets                    $128,941          $128,639

                                                       LEVERAGE RATIO
                                                  Company             Bank
(Dollars in thousands)                         Amount  Ratio     Amount   Ratio
-------------------------------------------------------------------------------
Tier 1 Capital to average total assets        $13,070   8.9%     $12,620   8.6%
Range of minimum leverage                       4,432-  3.0-       4,427-  3.0-
  requirement                                   7,386   5.0%       7,379   5.0%
------------------------------------------------------ -------- ---------------
Range of excess                                 5,684-  3.9-       5,241-  3.6-
                                              $ 8,638   5.9%     $ 8,193   5.6%

Average total assets for the second quarter*  $147,718           $147,574

(* Average total assets do not include unrealized gains/losses on securities available for sale.)

The Company currently does not have any material commitments for capital expenditures, and in the opinion of Management, the Company's and the Bank's capital positions are sufficient to meet their respective needs.

INFLATION
It is Management's opinion that the effects of inflation on the consolidated financial statements for the periods ended June 30, 1999 and 1998 have not been material.

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

In an ongoing effort to ensure that its customer base is aware of the Year 2000 issue, during the first six months of 1998 the Bank mailed to each commercial account, and included in each commercial account loan and deposit account statement, a letter addressing Year 2000 issues and encouraging the assessment of Year 2000 risk. Year 2000 reference resources for businesses were also provided.

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

To ensure Year 2000 compliance of its WAN and reduce the administrative overhead of its IT systems, management determined that a complete renovation of the WAN would provide the most cost effective solution. Most of the elements of the Bank's WAN upgrade were completed by December 31, 1998. Due to the overall complexity of this project, however, only a few of the desktop workstations were operational on the new system at that time. As of June 30, 1999 additional users have been converted over, and current projections are for all users to be either converted over to the new system during the remainder of 1999 or, as the pending merger with Greater Bay Bancorp progresses, as discussed below, all systems may be fully converted to the Greater Bay Bancorp systems after the consummation of the merger and during the fourth quarter of 1999.

The Bank relies on two primary off-site data processing vendors for mission critical processing of the Bank's customer accounting system and general ledger applications. These vendors identified certain Year 2000 compliance issues and the renovations to these systems were completed by December 31, 1998. Final testing of these systems was completed during the second quarter of 1999.

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

In  compliance  with  FFIEC   guidelines,   the  Company  has  met  all  testing
requirements at or prior to the time such requirements were required to have been met.

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

As of June 30, 1999, and since the inception of the project, the Company had invested approximately $203,000 for capital improvements to the WAN and $60,000 for the teller cash control system and workstations. Other project costs incurred by the Company include staff time devoted to the issue at a cost of approximately $27,000 and outside consulting services of $46,000. It is anticipated that additional costs to the Company for the Year 2000 project will not exceed $10,000.

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

The only risk largely under the Company's control for the Year 2000 project is the identification, renovation and implementation of its internal operations. The Company, like other financial institutions, is heavily dependent upon its computer systems. Reliance on readily available PC-based systems and technology for WAN and desktop workstations has simplified this process to some extent, and management believes its systems are now Year 2000 compliant.

Because of the reliance on outside vendors for processing mission critical customer accounting systems, a computer failure of a third party may jeopardize Company operations. How serious this would be depends on the nature and duration of such failures. Because of the complexity, integration and dependence of these outside systems to the Company's operations, switching to another vendor on short notice does not represent a viable option. At this time, management believes that the necessary renovations to these third party systems for Year 2000 compliance have been completed.

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

Contingency Planning
The Company has developed contingency plans for the Year 2000 including cash reserves, liquidity and operational issues related to systems failures and for reasons that are not presently foreseen. In the event of a failure, these plans outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Company. Although the Company's identified Year 2000 risks are largely concentrated with the ability of third parties to provide services after the year 2000, as we near the end of 1999, the Company is actively monitoring current events, including news report, which may have an immediate impact on its customers and therefore its operations.

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

The pending merger of the Company and Greater Bay Bancorp, which is expected to occur early in the fourth quarter of 1999, will have some impact on Year 2000 issues at Bay Bank of Commerce. Plans have been formalized for the conversion of the Bank's data processing applications and PC-based wide-area-network ("WAN") to the Greater Bay Bancorp systems prior to year-end 1999. The Company has investigated Greater Bay Bancorp's Year 2000 Plan and the compliance of their computer systems. Based solely on information provided to the Company by Greater Bay Bancorp, the Company believes that Year 2000 testing of Greater Bay's systems was successfully completed by Greater Bay Bancorp and that Greater Bay Bancorp has met the Year 2000 guidelines of the various banking regulatory agencies.

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

RECENT EVENTS On April 30, 1999 the Company and Greater Bay Bancorp, the parent of Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce, Golden Gate Bank and Bay Area Bank, signed a definintive agreement for a merger between the two companies. The agreement provides for the Company's shareholders to receive approximately 945,000 shares of Greater Bay Bancorp stock subject to certain adjustments based on movements in the price of Greater Bay Bancorp's stock, in a tax-free exchange to be accounted for as a pooling-of-interests. Following the transaction, the shareholders of the Company's will own approximately 7.8% of the combined company's stock. The transaction is expected to be completed in the fourth quarter of 1999 subject to approval of the transaction by the Company's shareholders and receipt of regulatory approvals. Greater Bay Bancorp's financial services subsidiaries and divisions have offices located in San Jose, Cupertino, Santa Clara, Palo Alto, Redwood City, San Mateo, Millbrae, San Francisco and Walnut Creek. As of June 30, 1999, Greater Bay Bancorp had $2.1 billion in assets, $1.8 billion in deposits and $115 million in shareholders' equity. The combined company, on a pro-forma basis after giving effect to the merger, would have had total assets of approximately $2.3 billion and shareholders' equity of over $128.0 million at June 30, 1999.

Management believes that the merger offers significant opportunities to enhance the spectrum of financial services offered to both existing and future customers of the Company.

                           PART II - OTHER INFORMATION


Item 5.           Other Information:  None

Item 6.           Exhibits and Reports on Form 8-K.

        (b)       Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BAY COMMERCIAL SERVICES
                                  (Registrant)




Date: August 13, 1999             /s/ R. M. Kahler
                                  R. M. Kahler
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 13, 1999             /s/ R. D. Greenfield
                                  R. D. Greenfield
                                  Chief Financial Officer
                                  (Principal Accounting Officer)